Form 10-K
period 2001-12-31
TWO WAY TV US INC
filed 2002-04-16
CIK 1159041

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
Commission File Number: 0-49610

Two Way TV (US), Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3349099
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6300 Wilshire Boulevard, Suite 1750, Los Angeles, California 90048
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (323) 852-6164

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $0.001 per share
(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        At March 1, 2002, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $0.

        As of March 1, 2002, there were 26,800,000 shares of the Registrant's Common Stock outstanding, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

        None

TWO WAY TV (US), INC.
Index to Annual Report on Form 10-K
For the fiscal year ended December 31, 2001

FORWARD-LOOKING STATEMENTS

        This report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including, without limitation, statements regarding possible growth in the market for interactive digital TV and new product development. Except for historical information, the matters discussed in this report on Form 10-K are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected due to certain factors, including those discussed below in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Factors Affecting Future Operating Results" and elsewhere in this report. You should not rely on forward-looking statements in this report or in the pages from our Proxy Statement incorporated by reference into this report, if any. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report on Form 10-K.

PART I.

Item 1. Business

Overview

        Our company, Two Way TV (US), formerly known as TWIN Entertainment, provides interactive television technology solutions and games to digital cable and satellite operators, as well as programmers and content owners, interested in developing interactive gaming capabilities. As part of our service, we intend to provide customers with technical assistance in developing and integrating interactive games into branded virtual games channels. These virtual game channels will reach the consumer through digital satellite or cable distribution networks that support some of the leading digital television platforms, including Liberate, OpenTV, Wink and Microsoft TV. The game offering can be a stand alone game comprised of still graphics and animation, or an enhanced overlay to an existing TV program, such as a sports event or a game show and will depend on many factors including the set top box hardware and the middleware chosen by the operator.

        Licensed from Two Way TV Limited, our digital TV technology enables real time broadcast of interactive applications during live program transmissions. Two Way TV Limited's proprietary patented tool suite also enables the quick and reliable creation of interactive game content for both applications synchronized to broadcasts and standalone virtual games.

        We intend to commercially launch our first service in the fourth quarter of 2002 and have already conducted a trial of certain games on the Charter Communications network in St Louis in partnership with digeo Technology, Inc. (formerly digeo Broadband Technology, Inc.), using the Microsoft TV platform. Two Way TV Limited's existing games library will provide a basis for the branded games to be developed for customers with our assistance. Initially these games will not be linked to broadcast TV and will consist of graphics based formats which will provide competitive, interactive entertainment 24 hours a day.

        Our service will have a choice of games for the viewer at all times which may include trivia style games, casino games, word games, number games and other types of formats. Wherever the network infrastructure and hardware allow, up to four players in each household will be able to compete at any one time, reinforcing the challenge and excitement of competition.

        In the future, we intend to develop games based around broadcast TV that allow the TV viewer to join in and participate in the TV show they are watching. This type of service is dependent on certain hardware and middleware being deployed by the operator and will consist of graphics overlayed on the TV screen.

        The primary sources of revenues for us will be development agreements with either broadcasters or digital cable and satellite network operators, as well as revenue-sharing agreements based on interactive games developed in conjunction with us.

Recent Developments

        On May 31, 2001 we entered into a merger agreement along with Interactive Network, Inc. and Two Way TV Limited, which contemplates the merger of Interactive Network, Inc. into us. We will be the surviving entity. The merger was approved by the shareholders of Interactive Network at a meeting of the shareholders held on March, 21, 2002. The merger is contingent upon, among other things, customary closing conditions.

Industry Background

        Significant digital infrastructure upgrades by cable companies have taken place and resulted in upgraded consumer video experiences, two-way connectivity, digital set top box deployment, and new home entertainment services. Besides expanded video channels, digital TV now allows operators to begin to offer various interactive applications through the set top box. The financial opportunities involving interactive television ("iTV") applications, beyond just merely charging for upgraded channel offerings, have become one of the new drivers of revenue growth for the operators. We believe the significance of iTV is likely to increase for the following reasons:

  •
  Distributors need to offset the cost of infrastructure upgrades. Cable and satellite companies are therefore seeking to drive revenue from iTV services ranging from simple Electronic Program Guides (EPG's) to games. According to a recent report, it is anticipated that the cable industry's iTV revenues in the U.S. will grow to over $42 billion by 2006 with more than 38 million iTV-ready households in the U.S. by the same year.

  •
  Broadcasters are seeking ways to maintain and/or increase audience share as they face an expanding multi-channel environment and a growing number of internet-capable homes.

  •
  Content providers are attempting to react and adapt to the changing environment and create additional revenue/value from existing formats. Game shows such as ABC's "Who Wants to Be a Millionaire" and sports programs such as "Monday Night Football" allow viewers to play along via their PCs during the broadcast. Millions of sports fans logged on to the PC-enhanced Monday Night Football broadcasts and ESPN Sunday games.

        We believe that within the developing iTV industry, the sector with the greatest potential is "entertainment services". We further believe that the market for interactive TV games, combining the power of TV with the competitive nature of "playing-along", is largely underserved and has been slow to develop in the United States.

        We intend to target this high potential market and focus on a "single-screen" solution using the set top box, rather than a personal computer, to offer a compelling service to TV viewers.

Our Business Strategy

        Our strategy is centered on providing interactive television solutions and games to digital cable and satellite providers as well as broadcasters. We intend to utilize our technology, branded games and patents to develop virtual channels and branded games for our customers. We will derive revenue from development agreements with cable or satellite providers and content owners as well as through sharing of game usage revenues from games developed by us for our customers. We believe that a key strength and opportunity for us is our technical capability and interactive toolsets and we therefore intend to establish a professional services team similar to a standard business-to-business enterprise software deployment team. We expect this structure to provide us with a platform to derive early revenues through third party licensing and partner channels, and leverage strategic relationships with existing content, channel and technology providers.

        We contemplate that once the necessary infrastructure is in place, games will be provided to the end user via a pay-per-play or subscription-based revenue model. Additionally, we will seek to sub-license our technology to partner channels which will provide access to alternative content and an existing customer base familiar with the partner brand. Our professional services teams will endeavor to put in place third party channels and then provide technology support while the partner channel undertakes the operational risk and business development.

        We are currently a party to a distribution agreement with digeo. The agreement grants digeo the right to distribute two of our interactive games and one of our trivia applications. The agreement provides that subscriber and advertising revenues, if any, will be split equally between us and digeo. The agreement contemplates a future agreement between the parties for a pay-per-use or subscription based service using digeo technology and games developed by us. The agreement is in place until the earlier of (i) one year from the date of the commercial launch of the games, or (ii) 18 months from March 23, 2001, the date the parties signed the agreement. Pursuant to an amendment to the agreement, we have provided an additional games pack to digeo. Through digeo's strategic alliance with Charter Communications, Inc., a multiple systems operator, the games pack is currently being offered to a small number of Charter's cable customers on a trial basis. For the period from inception through December 31, 2001, we derived $50,000 of revenue from this agreement.

        We have entered into a content agreement with Public Broadcasting Service (PBS) for the development and production of interactive games. Under the agreement with PBS, we will develop, at no cost to PBS or its distributors, enhanced TV games based on content from two of PBS's programs, including ZOOM, PBS's children's program. In lieu of any payment to us for the development of the games, we are allowed to use the content and PBS logo in trade show and promotional demonstrations. The agreement excludes us from authoring technology, licenses or back-end game code based on PBS's content. The agreement terminates on October 17, 2002. We have derived no revenue from this agreement.

        We have entered into an affiliation agreement with Wink Communications Inc. allowing us to develop interactive games compatible with Wink's digital television platform. Based on this agreement, we hope to distribute these games through Wink-enabled digital cable and satellite operators subject to us reaching satisfactory agreements with these operators.

        In March 2002, we entered into an agreement with the Game Show Network ("GSN") to develop, integrate, manage and operate a GSN branded virtual channel. The channel will contain a mixture of rebranded Two Way TV library games and new games based around GSN programming. The intention is for GSN to obtain distribution for the virtual channel on multiple operators using different middleware platforms which could include Wink, Liberate, OpenTV, Sony and Microsoft TV.

Our History

        In January 2000, Two Way TV Limited and Interactive Network formed a joint venture called TWIN Entertainment, Inc., now known as Two Way TV (US), to offer interactive television entertainment to US and Canadian digital TV consumers. We spent our first year putting in place key relationships on which to build our business, including potential carriage/distribution arrangements, content development with PBS, and content demos with Game Show Network and Oxygen Cable Network. Robert Regan was hired as our President and Chief Operating Officer and has assembled a small experienced core team to pursue our business goals. Our primary offices are located in Los Angeles, California.

Principal Products and Services

        Our core product currently is our games pack. The games pack has been developed for both Microsoft TV and Liberate platforms and has been used in trials on the Charter Network in St Louis. The games pack can be made available on different middleware platforms and can be tailored to meet the needs of our cable and satellite TV partners. The games will be accessed through a digital TV set-top box menu selection operated by a standard remote control and presented on the television screen. Digital set-top boxes are broadband devices allowing two-way high-speed data transfer. We will develop our games based on preferences of our partners and our games will be carried on the cable and satellite TV systems of our partners. Unlike traditional video channels, interactive TV services are often based on a revenue-sharing model with distributors and, therefore, there are few up-front access expenses with distributors. We base the games we develop either on Two Way TV Limited's own content library or third party material. With the development and deployment of digital network infrastructure, particularly return path enabled set-top boxes, we believe the business will increasingly focus on games built around live scheduled entertainment events.

        Two Way TV Limited's existing games, which have been launched in the United Kingdom, Australia, Israel and Portugal, consist of two types of games: "standalone" games and enhanced television games.

        Standalone games consist of strategy games, word and number puzzles, trivia quizzes and arcade-style games. They are full-screen games that sit within a virtual channel and are available for play either on-demand or on a scheduled basis. An on-demand game is available for a set amount of time, usually 24 hours. A scheduled game has a specific start time or "window," and the viewer must play during that time.

        Enhanced television games are applications that run in conjunction with a broadcast television event. They allow the television viewer to play along, in real time, with the viewer's favorite game show or sports match. However, these games do not involve gambling on the outcome of the events. Enhanced television games allow viewing participants to compete in real time as the game show or match progresses, scoring points through a variety of mechanisms, including pre-game and in-game predictions, "what will happen next" questions and trivia quizzes. Points are awarded based on the viewer's ability to correctly predict events throughout the course of the event and to correctly answer related trivia questions.

Our Markets

        The end users for our games will be digital cable and satellite viewers. However, we will not target these viewers directly. We have two main categories of potential customers:

  •
  Broadcasters and content owners who require any combination of our creative and application development skills, integration and management services or licenses to content creation and management tools.

  •
  Cable and satellite operators who either want us to develop an "own branded' interactive games offering for their customers or wish to license from us the technology and tools to develop their own interactive applications.

Product Development

        The majority of our product development effort is concentrated on reintegrating or reshaping Two Way TV Limited's developed technology for the U.S. market. Accordingly, because of our relationship with Two Way TV Limited, we do not need an emphasis on expensive "new" product development. We leverage Two Way TV Limited's catalog of over 60 games developed and deployed across digital cable, terrestrial and satellite networks in Europe and Australia. Enhanced television applications and formats are also being deployed based on Two Way TV Limited technology to fit in with both U.S. pre-recorded programs and live event broadcasting.

Intellectual Property

        We have licensed from one of our shareholders, Interactive Network, the non-exclusive use of its patents and other intellectual property for the United States and Canada. The technology covered by Interactive Network's patent portfolio includes the overall concept and underlying principle of interactive competitive TV games. This includes producing and distributing the application (such as queuing, sequencing, sending and organizing data), as well as playing, including scoring and managing the data from the players, viewing data, game enhancements, and handsets. We have also licensed from our other shareholder, Two Way TV Limited, certain intellectual property rights and technology, including then-existing and future content, software, know-how and other technological materials and information, on a non-exclusive basis.

Exclusive License Agreement to Two Way TV Limited

        The merger agreement provides that at the closing of the merger of Interactive Network into us, we will sign an amended and restated license agreement with Two Way TV Limited, which amends and restates the current license agreement between Interactive Network and Two Way TV Limited. Under the restated license agreement, we will grant to Two Way TV Limited a license to two of Interactive Network's existing patents for developing, marketing and providing digital and analog interactive services, products in territories outside of the U.S. and Canada. The licensed patent rights relate to interactive games and a method of data evaluation that will be proprietary to us after the merger. The agreement will also permit Two Way TV Limited to sublicense its license rights on a non-exclusive basis to other parties in territories outside of the U.S. and Canada if we give our written approval to do so. With limited exceptions, the license agreement is exclusive to Two Way TV Limited within territories outside of the U.S. and Canada in consideration for payments equal to 3% of gross profits of Two Way TV Limited through January 31, 2005 and 2.5% of gross profits of Two Way TV Limited thereafter until termination. The exclusivity is subject to a license previously granted to NTN Communications. In addition, the license rights may become non-exclusive if Two Way TV Limited fails to make royalty payments to us or otherwise breaches the agreement. The minimum royalty payments are $270,000 for the first year and increase annually at 8% per year.

        This agreement is an updated version of an existing license already in place between Interactive Network and Two Way TV Limited, which was entered into on January 31, 2000, and reflects the new corporate structure resulting from the merger. Other than modifications in the new agreement that were made for the purpose of taking the new structure into account, there have not been any substantial changes made to the original agreement. If the merger is not completed, the original license will stay in place and remain valid.

Proposed Exclusive License Agreement from Two Way TV Limited

        The merger agreement provides that at the closing of the merger, we will also sign an amended and restated license agreement with Two Way TV Limited which amends and restates the current license agreement among Interactive Network, Two Way TV Limited and us. Under the restated license agreement, Two Way TV Limited will grant to us a license to all of Two Way TV Limited's intellectual property and technology for developing, marketing and providing interactive services and products within the U.S. and Canada in consideration for payments equal to 4% of our gross revenues through January 31, 2005 and 3% of our gross revenues thereafter until termination. With limited exceptions, the license is exclusive to us within the U.S. and Canada. In particular, the exclusivity is subject to licenses that either have been or may be granted in favor of third parties. The license may become non-exclusive if we breach material provisions of the license agreement or of the merger agreement.

        This agreement is an updated version of an existing license already in place between us and Two Way TV Limited, which was entered into on January 31, 2000, but which is a non-exclusive license. The new license agreement grants us an exclusive license and reflects the new corporate structure resulting from the merger. A provision was added to the new agreement that provides that the licenses will become non-exclusive if we breach material representations in the merger agreement. The new agreement also provides that the exclusivity of the licenses are subject to a license in favor of Liberate Technologies and a potential license in favor of Microsoft Corporation. In exchange for permitting the exclusivity of the license from Two Way TV Limited to us to be subject to the license in favor of Liberate and the potential license in favor of Microsoft, we will receive the benefit derived from these two license agreements within the U.S. and Canada. Two Way TV Limited will retain the benefit of the Liberate and Microsoft agreements derived from any territories outside the U.S. and Canada. Also, the new agreement states that much of the source code to Two Way TV Limited's technology will not be provided directly to us but instead will be placed in escrow. Two Way TV Limited believes that its source code is a core asset and a highly valuable trade secret and therefore needs to be protected accordingly. In order to protect the trade secrets embodied in source code, it is typical for licensors to escrow their source code rather than transfer it directly to a licensee.

        In addition, under the new license agreement, we would license back to Two Way TV Limited derivative works that we make in connection with intellectual property licensed from Two Way TV Limited. The license back would apply to all territories outside of the U.S. and Canada. Two Way TV Limited would also be given a right of first negotiation before we license any of our other technology outside of the U. S. and Canada. Finally, another provision was added to the license agreement, such that if we desire to transfer any of those licenses, we must first give Two Way TV Limited notice and permit Two Way TV Limited to reacquire those licenses on the same terms as the proposed transfer. Two Way TV Limited's right to reacquire these licenses is secured by a first priority security interest in all of the intellectual property and technology licensed to us, as well as in the derivative works that we make from those licensed items. Other than the modifications just described, there have not been any substantial changes made to the original agreement. If the merger is not completed, the original license will stay in place and remain valid.

Competition

        It is our understanding that U.S. broadcast networks (ABC, CBS, NBC, PBS and Game Show Network) are doing research into creating and distributing interactive programming. They are taking the time to build knowledge of enhanced television technology, programming, and production tools. These companies represent both competition for viewers/users and an opportunity for our professional services and licensing. The following are some examples of these efforts:

  •
  CBS—internet synched version of "Survivor", produced in-house

  •
  PBS—internet synched versions of "Life 360", produced with Liberty LiveWire

  •
  ABC—internet synched version of the "Oscars" and syncTV version of "Who Wants to be a Millionaire?", produced in-house

  •
  Game Show Network—game show formats for WebTV and AOLTV—produced by GoldPocket.

        Companies such as Spiderdance and GoldPocket who mainly develop and manage two screen internet synched content (i.e. using a PC monitor to display content synchronized to a TV show) may present competition if they can successfully migrate from the synchronized Web market into the interactive television market using a set top box and the TV screen (known as single screen applications).

        Within the iTV space, there are some potential competitors such as Static (Playjam), VisiWare (LudiTV), Buzztime, MetaTV and Net4TV. Using a combination of in house and outsourced resources,

they are now building interactive applications for use on digital TV platforms which may compete with the applications and technology we develop and market.

Employees

        As of December 31, 2001, we employed four full-time employees. In addition, we currently have five full-time consultants and independent contractors as well as three individuals who are employees and on the payroll of Two Way TV Limited but have been assigned to work full-time in our Los Angeles office. None of the employees is subject to a collective bargaining agreement, and we believe that we generally have good relations with our employees.

Item 2. Properties

        Our current headquarters occupy approximately 5,300 square feet in Los Angeles, California, under a lease which expires in September 2004.

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Information about our Common Stock

        There is currently no established public trading market for our common stock. If and when the merger with Interactive Network is completed, we anticipate that our common stock will be quoted on The Over-the-Counter Bulletin Board.

        After the merger, and assuming exercise or conversion of all outstanding options, warrants and other convertible securities to purchase shares of Interactive Network shares, there will be an aggregate of approximately 105,096,613 shares of our common stock outstanding, including approximately 57,803,137 shares issued to former Interactive Network shareholders in the merger or upon the exercise of their convertible securities and 47,293,476 shares held by Two Way TV Limited following a 3.5293639 for 1 stock split immediately preceding the merger. All shares issued pursuant to the merger will be freely tradable without restriction or further registration under the Securities Act unless such shares are sold by "affiliates," as that term is defined in Rule 144 under the Securities Act.

Holders of Record

        As of March 1, 2002, there were two shareholders of record of our common stock.

Dividends

        We have never paid or declared dividends. Future dividends, if any, will depend on our profitability and anticipated capital requirements. We have no present intention of paying dividends for the foreseeable future.

Sale of Unregistered Securities

        On September 10, 2001, our two shareholders, Interactive Network, Inc. and Two Way TV Limited, converted outstanding notes in the aggregate amount of $3,400,000 into 6,800,000 shares of our common stock at a price of $0.50 per share. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. This sale was made without general solicitation or advertising. The investors represented that they are both accredited investors. There were no proceeds from the conversion of the notes into equity securities.

Item 6. Selected Financial Data

        The table below sets forth summary consolidated financial information for the periods indicated. It is important that you read this information together with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the notes thereto included elsewhere in this Report on Form 10-K.

	Twelve Months ended December 31, 2001	Period from January 10, 2000 (inception) to December 31, 2000
(in thousands except per share data)
Statement of Operations Data:
Revenue	$156	$0
Net (loss) before taxes on income	$(2,528)	$(2,186)
Taxes on income	$(1)	$(1)
Net income (loss)	$(2,529)	$(2,187)
Basic and fully diluted income (loss) per share	$(0.11)	$(0.11)
Shares used in basic and fully diluted per share calculation	22,087	20,000
	December 31, 2001	December 31, 2000
Balance Sheet Data:
Total assets	$529	$1,222
Total current liabilities	$599	$2,053
Total liabilities	$920	$2,410
Accumulated deficit	$(4,716)	$(2,187)
Total shareholders' equity (deficit)	$(391)	$(1,187)
Total liabilities and shareholders' equity (deficit)	$529	$1,222

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        In addition to the other information in this report, certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are forward-looking statements. When used in this report, the word "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results." The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report.

Overview

        We are a joint venture between Interactive Network, Inc. and Two Way TV Limited. We were incorporated in Delaware on January 10, 2000 in order to develop and market Interactive Network's patent portfolio and Two Way TV Limited's content, technology and patents for digital interactive services. Based in Los Angeles, California, we dedicate our resources to developing technology solutions to enable multi-player interactive TV applications, enhanced TV games played in conjunction with live and scheduled television broadcasts and on-demand entertainment content for an interactive audience.

        We have entered into an agreement with the Game Show Network to design, develop, manage and host a series of Game Show Network branded interactive TV channels. We have entered into an agreement with Digeo for Digeo to distribute two of our interactive games and one of our trivia applications. We have entered into a content agreement with Public Broadcast Services ("PBS") for the development and production of an interactive game to accompany two of PBS's programs, including Zoom, one of PBS's children's programs. We have also entered into an affiliation agreement with Wink Communications Inc. allowing us to develop interactive games compatible with Wink's digital television platform. Based on this agreement, we hope to distribute these games through Wink-enabled digital cable and satellite operators subject to us reaching satisfactory agreements with these operators.

        We have only a limited operating history upon which you can evaluate our business and prospects. Our limited operating history and the rapidly changing nature of our business makes predicting our future operating results difficult. As a result, we believe that our results for any particular period are not indicative of future operating results.

Results of Operations for the Period from January 10, 2000 (Inception) Through December 31, 2000 and for the Year Ended December 31, 2001

Revenue

        We recorded revenue of $155,666 for the year ended December 31, 2001 and zero for the period from January 10, 2000 to December 31, 2000. The majority of the revenue in 2001 was from development work performed for Two Way TV Limited.

Cost of Revenue

        We recorded cost of revenue of $105,666 in the year ended December 31, 2001 in relation to the work performed for Two Way TV Limited and zero for the period from January 10, 2000 to December 31, 2000.

Selling, General and Administrative Expenses

        Our selling, general and administrative expenses were $2,578,626 for the twelve months ended December 31, 2001 and $2,212,011 for the period from January 10, 2000 to December 31, 2000. The increase of $366,615, or approximately 16%, reflects the increase in personnel, payroll and other related expenses as well as expenses necessary to support our operations. However, due to our refocusing of operations in Los Angeles in October 2001 and an industry-wide slowdown, we have reduced our workforce from 21 employees to four full-time employees and a total of five contractors during the period from January 1, 2001 through December 31, 2001.

Interest Income

        Interest income was $894 for the twelve months ended December 31, 2001 and $24,520 for the period from January 10, 2000 through December 31, 2000. Interest income consists of interest earned on our cash equivalent balances and short-term investments and it decreased during the twelve months ended December 31, 2001 due to a lower amount of cash invested in the money market account (which earns interest) and lower interest rates.

Net Operating Losses and Tax Credit Carry-Forwards

        As of December 31, 2001, we believe we had approximately $4.7 million of federal net operating loss carry-forwards for tax reporting purposes available to offset future taxable income. Such net operating loss carry-forwards begin to expire in 2020, to the extent that they are not utilized. We have not recognized any current benefit from the future use of loss carry-forwards since inception. Management's evaluation of all the available evidence in assessing realizability of the tax benefits of such loss carry-forwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize the tax benefits currently. The net operating loss carry-forwards could be limited in future years if there is a significant change in our ownership.

        As a result of our limited operating history and the emerging nature of our markets, it is difficult for us to forecast our revenues or earnings accurately. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.

        Our limited operating history and rapid growth makes it difficult for us to assess the impact of seasonal factors on our business. Nevertheless, we expect our business to be subject to television usage seasonal fluctuations, reflecting a combination of seasonally trends for the products and services offered by us.

        Our business also may be subject to cyclical variations for the products and services we offer, depending highly on the adoption and installation of needed technology, especially sophisticated digital set-top boxes, by our distributors.

        Due to the foregoing factors, our quarterly revenues and operating results are difficult to forecast. We believe that year-to-year comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. In addition, it is possible that in one or more future quarters our operating results will fall below the expectations of securities analysts and investors. In such event, the trading price of our common stock would almost certainly be materially adversely affected.

Liquidity and Capital Resources

        Since inception, we have financed our operations through our stockholders' initial contributions of $1,000,000 and our issuance of notes to our two stockholders totaling approximately $3,900,000 through December 31, 2001. On September 10, 2001, a total of $3,400,000 of notes due to the shareholders were converted into 6,800,000 shares of the our common stock. As of December 31, 2001, there was $500,000 of notes outstanding.

        Two Way TV Limited has advanced $320,939 to us to finance our operations. We have agreed with Two Way TV Limited that we will prioritize repayment of such debt upon our receiving third-party funding of at least $3,000,000. At December 31, 2001, cash, cash equivalents and short-term investments totaled $90,176.

        Cash used in operating activities was $2,482,556 for the year ended December 31, 2001 and $1,768,447 for the period from January 10, 2000 through December 31, 2000. Net cash flows from operating activities in each period reflect increasing net losses and, to a lesser extent, receivables and prepaid expenses offset in part by increased accounts payable and accrued expenses.

        Cash used in investing activities was $35,450 for the year ended December 2001 and $448,371 for the period from January 10, 2000 through December 31, 2001. Net cash used in investing activities reflects purchases of property and equipment, primarily computers and servers for deployment and expansion of our services and was significantly lower in 2001 as the main capital investments required for the business were incurred in 2000.

        Cash provided by financing activities was $1,825,000 in the year to December 31, 2001 and was $3,000,000 for the period from January 10, 2000 through December 31, 2001. Cash provided during the period from January 10, 2000 through December 31, 2001 by financing activities consisted of $1,000,000 received as capital contributions in exchange for common stock and $2,000,000 from the issuance of notes. Cash provided by financing activities in 2001 was from the issuance of notes to our shareholders.

        We believe that the net proceeds derived from the benefits of the merger transaction with Interactive Network, together with our current cash, cash equivalents and marketable securities, will not be sufficient to meet our anticipated cash needs of $2,000,000 to $3,000,000 for working capital and capital expenditures for 2002. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to complete the merger transaction with Interactive Network, we may be required to reduce the scope of our planned technology, services or product development and sales and marketing efforts, which could harm its business, financial condition and operating results.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SAFS") No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 141 will apply to all business combinations initiated after June 30, 2001, and will also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. We intend to adopt SFAS No. 141 to apply the purchase method to account for the merger.

        SFAS No. 142 should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Some of the provisions of SFAS No. 142 will be effective for business combinations completed after June 30, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions regarding amortization and non-amortization contained in this Statement. We are in the process of evaluating the effect of adoption of these pronouncements.

Factors Affecting Future Operating Results

Risk Factors of Prospective Business of Two Way TV (US)

The industry in which we operate is highly competitive, and competition from bigger, better capitalized competitors could result in price reductions, reduced gross margins and loss of market share.

        We operate in an evolving and competitive industry of iTV games and enhanced television products, and we expect that competition will increase. Our primary competition comes from companies providing alternatives to the services enabled by its technology. Until a sufficient market develops for the digital set-top boxes enabled to run the full suite of our interactive television game applications, we may also face competition from companies developing and marketing stand-alone game products and services. In each of our business activities, we face or will face current or potential competition from competitors that may have significantly greater financial, manufacturing, marketing, sales and distribution resources and management expertise than we have.

        Currently, our principal competitors in the iTV game market include companies such as BuzzTime Entertainment, Inc., Static 2358 Holdings Ltd, Gold Pocket and VisiWare. We expect additional competition from other established and emerging companies. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles, reduced revenues and loss of market share.

        Many of our existing and potential competitors have longer operating histories, a larger customer base, greater name recognition and significantly greater financial, technical, sales and marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with its current and potential customers. Moreover, many of the other companies operating in the iTV market have significant financial resources, which have enabled them in the past and may enable them in the future to make large strategic investments in our current and potential customers. Such investments may enable competitors to strengthen existing relationships or quickly establish new relationships with our current or potential customers. Investments such as these may discourage our potential or current customers who receive the investments from deploying our iTV games and enhanced television products, regardless of such customers' views of the relative merits of our products and services.

The market for iTV games and enhanced television products and services is new and may not develop as anticipated.

        The interactive TV games and enhanced television products market currently is small and emerging. Our success will depend on the growth and development of this market in the U.S. and Canada, and it will depend upon the commercialization and broad acceptance by consumers and businesses of a wide variety of iTV games and enhanced television products. Demand and market acceptance of recently introduced products and services are subject to a high level of uncertainty and, as a result, our profit potential is unproven. In addition, the potential size of this new market opportunity and the timing of its development and deployment are currently uncertain. Even recently, development schedules of iTV games and enhanced television products offered by our partners and competitors have been delayed or refocused as the industry evolves. Until digital set-top boxes capable of running the full suite of our applications are sufficiently deployed in the marketplace and enabled to utilize our interactive game applications, our profit potential is uncertain. If the market for iTV games and enhanced television products does not develop or develops more slowly than anticipated, our revenues will not grow as fast as anticipated, if at all.

Our success depends on our ability to keep pace with the latest technological changes.

        The market for iTV games and enhanced television products is characterized by evolving industry standards, rapid technological change and frequent new product introductions and enhancements. Our technology and intellectual property are designed to enable our customers to create interactive entertainment. Accordingly, our success will depend in large part upon our ability to adhere to and adapt our iTV games and enhanced television products to evolving industry-wide standards for iTV games and enhanced television products. Therefore, we will need to develop and introduce new products that meet changing customer requirements and emerging industry standards on a timely basis. In addition, we may:

  •
  Fail to design our current or future products to meet customer requirements;

  •
  Fail to develop and market products and services that respond to technological changes or evolving industry standards in a timely or cost-effective manner; and

  •
  Encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of its existing products and services.

Rapid technological advances or the adoption of incompatible standards could render our products obsolete or non-competitive.

        The rate of technological change currently affecting the industry of iTV games and enhanced television products is particularly rapid compared to other industries. The migration of television from analog to digital transmission, the convergence of television, the Internet, communications and other media, the development of high-end digital set-top boxes and other emerging trends are creating a dynamic and unpredictable environment in which to operate. Our ability to anticipate these trends and adapt to new technologies is critical to its success.

        Until digital set-top boxes capable of running our applications are sufficiently deployed in the marketplace and enabled to utilize our interactive game applications, our profit potential is uncertain. If a new digital set-top box standard is defined, we do not know whether our products will be compatible with such a standard once it is defined. The establishment of multiple standards could hurt our business and significantly increase our expenses, particularly if our products require significant redevelopment in order to conform to the newly established standards.

        Any delay or failure on our part to respond quickly, cost-effectively and sufficiently to these developments could render our existing products and services obsolete and cause us not to be competitive, resulting in a decrease in our revenues without a corresponding decrease in our expenses. We may have to incur substantial expenditures to modify or adapt our products or services to respond to these developments. We must stay abreast of cutting-edge technological developments and evolving service offerings to remain competitive, increase the utility of our services and attract and retain qualified employees. We must be able to incorporate new technologies into the products we design and develop in order to address the increasingly complex and varied needs of our customer base.

If we are unable to raise additional capital on acceptable terms, our ability to effectively manage growth and fund our operations will be harmed.

        We had approximately $90,000 in cash as of December 31, 2001. It is anticipated that our existing capital resources will not be sufficient to meet our cash requirements for the next twelve months and that we will need to raise additional financing during that period. If we cannot raise or borrow the necessary additional funds on acceptable terms, we may not be able to operate our business as currently anticipated or develop or enhance our intellectual property, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, whether or not the merger takes place.

        If we raise additional capital through the issuance of equity securities or rights convertible into equity securities, the percentage ownership of the existing shareholders will decline, shareholders may experience dilution in net book value per share, or these equity securities or rights may have rights, preferences or privileges senior to those of the holders of our common stock. Any debt financing, if available, may involve covenants limiting or restricting our operations or future opportunities.

Our quarterly operating results may fluctuate significantly.

        Our quarterly results of operations may vary significantly for a variety of reasons, including the following:

  •
  availability of adequate financing;

  •
  timing of recognition of license fees;

  •
  timing of new product and technology introductions by us or Two Way TV Limited, or other licensees or competitors;

  •
  fluctuations in the level of sales by OEMs and other vendors of products incorporating our technology; and

  •
  general economic conditions.

        Each of the above factors is difficult to forecast and thus could seriously harm our business, financial condition and results of operations.

        Through 2002, we expect that our revenues will be derived primarily from the development of our games pack and the provision of iTV games solutions to potential customers. The uncertain timing of games and professional service revenues and license fees and royalties may cause quarterly fluctuations in our operating results. We had a net loss of approximately $2,600,000 for the year ended December 31, 2001. Losses for the period from January 10, 2000 through December 31, 2000 totaled approximately $2,200,000.

Our stock price may be volatile.

        Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results and general conditions in the highly dynamic industry in which we will compete or the national economies in which it will do business, and other factors, could cause the price of our common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could have a significantly harmful effect on the market price of our common stock.

We have incurred significant net losses and may never achieve profitability.

        Since our launch in January 2000, we have operated at a loss. During the period from January 10, 2000 to December 31, 2001, we generated approximately $156,000 of revenue and had a net loss of approximately $4,700,000. We expect that we will incur operating expenses of approximately $5,000,000 over the next twelve to 24 months in connection with the continued development and expansion of our business before we begin to generate net income. The amounts of these operating expenses will likely be in excess of any anticipated revenues. Furthermore, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future. The report of our independent auditor on our December 31, 2001 financial statements contains a statement as to our ability to continue as a going concern.

We may have difficulty recruiting professionals for our business.

        Our business requires experienced programmers, creative designers, and application developers. Our success will depend on identifying, hiring, training and retaining such experienced, knowledgeable professionals. We must recruit talented professionals in order for our business to grow. There is significant competition for employees with the skills required to develop the products and perform the services we offer. There can be no assurance that we will be able to attract a sufficient number of qualified employees in the future to sustain and grow our business, or that we will be successful in motivating and retaining the employees we are able to attract. If we cannot attract, motivate and retain qualified professionals, our business, financial condition and results of operations will suffer.

Intellectual property claims against us and our patent portfolio could be costly and could result in the loss of significant rights. We do not have liability insurance to protect against third party intellectual property infringement claims that could be expensive to defend.

        Our ability to effectively compete depends and will depend in part upon maintaining and protecting our proprietary intellectual property, including our patent portfolio. There can be no assurance that Interactive Network or Two Way TV Limited's patents will be upheld, if challenged; that competitors might not develop similar or superior technology or products outside the protection of any patents issued to them; or that others will not establish patent rights that would substantially interfere with our business. It is our understanding that both Interactive Network and Two Way TV Limited attempt to protect their trade secrets and other proprietary information through agreements with their employees and consultants, and through other security measures. There can be no assurance that their attempts to protect their intellectual property will be successful.

        We will rely on patent, trademark, trade secret and copyright law, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights in our technology. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology without authorization. Litigation may be necessary in the future to enforce or protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Such litigation could cause us to incur substantial costs and diversion of resources, which in turn could materially adversely affect our business.

        We expect that, like other iTV games and enhanced television products providers, we will increasingly be subject to infringement claims as the number of products and competitors developing iTV games and enhanced television products grows and the functionality of products in different industry segments overlaps. We understand that Interactive Network is currently involved in litigation with Networks North, Inc. (formerly NTN Communications Canada, Inc.) regarding Network North's alleged infringement of Interactive Network's patents in Canada.

        From time to time, we hire or retain employees or external consultants who may work for other companies developing products similar to those offered by us. These former employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any such litigation could prevent us from exploiting our patent portfolio and cause us to incur substantial costs, which in turn could materially adversely affect our business.

        Furthermore, we currently do not have liability insurance to protect against the risk that licensed third party technology infringes the intellectual property of others. Any claims relating to our intellectual property, regardless of their merit, could seriously harm our ability to develop and market our products and manage our day-to-day operations because they could be time consuming and costly to defend.

Increasing government regulation could cause demand for our products and services to decline significantly.

        We are subject not only to regulations applicable to businesses generally, but also laws and regulations that apply directly to the industry of iTV games and enhanced television products. Although there are currently few such laws and regulations, state, federal and foreign governments may adopt a number of these laws and regulations governing any of the following issues:

  •
  user privacy;

  •
  copyrights;

  •
  consumer protection;

  •
  the media distribution of specific material or content; and

  •
  the characteristics and quality of iTV games and enhanced television products and services.

        One or more states or provinces or the federal government could enact regulations aimed at companies, like us, which provide iTV games and enhanced television products. The likelihood of such regulation being enacted will increase as iTV becomes more pervasive and extends to more people's daily lives. Any such legislation or regulation could dampen the growth of the industry of iTV games and enhanced television. If such a reduction in growth occurs, demand for our products and services will decline significantly.

The anti-takeover provisions contained in our certificate of incorporation could deter a change in control.

        Some of the provisions of our certificate of incorporation may discourage attempts by other companies to acquire or merge with it, which could reduce the market value of our common stock. These provisions include:

  •
  the authorization of our board of directors to issue shares of undesignated preferred shares in one or more series without the specific approval of the holders of common shares;

  •
  the establishment of advance notice requirements for director nominations and actions to be taken at shareholder meetings; and

  •
  the requirement that two-thirds of the shareholders entitled to vote at a meeting are required to approve any change to some of the provisions of our certificate of incorporation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        It is our policy not to enter into derivative financial instruments. Due to this policy, we did not have significant overall interest rate risk exposure at December 31, 2001.

Foreign Currency Rate Risk

        We have no transactions in currencies other than United States dollars. We do not currently have any significant foreign currency exposure, and we do not expect to incur significant currency-related gains or losses in 2001. We did not engage in foreign currency hedging activities during the twelve months ended December 31, 2001.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
AUDITED FINANCIAL STATEMENTS OF TWO WAY TV (US), INC.
Independent Auditor's Report	22
Balance Sheets as of December 31, 2001 and 2000	23
Statements of Operations for the Year ended December 31, 2001 and for the Period from Inception (January 10, 2000) Ended December 31, 2000	24
Statement of Cash Flows for the Year ended December 31, 2001 and for the Period from Inception (January 10, 2000) Ended December 31, 2000	25
Statement of Shareholders' Equity (Deficit) for the Year ended December 31, 2001 and for the Period from Inception (January 10, 2000) Ended December 31, 2000	26
Notes to Financial Statements	27

Independent Auditor's Report

The Board of Directors and Shareholders
Two Way TV (US), INC.:

I have audited the accompanying balance sheet of Two Way TV (US), Inc., formerly known as Twin Entertainment, Inc., ("the Company") as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity (deficit), and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. My responsibility is to report on these financial statements based on the results of my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my report.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the periods ended December 31, 2001 and 2000, and in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is wholly dependent upon its two shareholders for operating capital, and continuation of the Company as a going concern is contingent upon, among other things, the ability to (1) develop an appropriate business plan and strategic direction for the Company's planned future operations, including conservation of available capital and working capital as the Company seeks to further develop and exploit its market, and (2) generate adequate sources of working capital and other liquidity as necessary to meet future obligations. Management's plans in regard to these matters are also described in Note 2. These contingencies raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Based on the dependency as stated above, these financial statements should be read in conjunction with the financial statements of its shareholders described in Note 1.

Marc Lumer & Company
San Francisco, California
April 15, 2002

TWO WAY TV (US), INC.
(FORMERLY KNOWN AS TWIN ENTERTAINMENT, INC.)
BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$90,176	$783,182
Accounts receivable	30,000	0
Prepaid expenses and other current assets	0	2,317

Total current assets	120,176	785,499
Property and equipment net of accumulated depreciation	388,363	425,335
Deposits and other assets	20,655	11,500

TOTAL ASSETS	$529,194	$1,222,334

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$27,551	$53,496
Accounts payable shareholder	71,485	0
Notes payable to shareholders	500,000	2,000,000

TOTAL CURRENT LIABILITIES	599,036	2,053,496
Amount due to shareholders	320,939	356,087
Commitments and contingencies	0	0

	919,975	2,409,583
Shareholders' deficit:
Preferred stock, par value $.001, 20,000,000 shares authorized; no shares issued and outstanding	0	0
Common stock, par value $.001, 50,000,000 shares authorized; 26,800,000 and 20,000,000 shares issued and outstanding at December 31, 2001 and 2000	26,800	20,000
Additional paid-in-capital	4,373,200	980,000
Due from shareholder	(75,000)	0
Accumulated deficit	(4,715,781)	(2,187,249)

Total shareholders' deficit	(390,781)	(1,187,249)
Total liabilities and shareholders' deficit	$529,194	$1,222,334

See accompanying notes to financial statements.

TWO WAY TV (US), INC.
(FORMERLY KNOWN AS TWIN ENTERTAINMENT, INC.)
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2001 AND
FOR THE PERIOD FROM INCEPTION (JANUARY 10, 2000)
ENDED DECEMBER 31, 2000

	2001	2000
Revenue	$155,666	$0
Cost of Revenue	105,666	0

Gross Profit	50,000	0

General and administrative expenses	2,578,626	2,212,011

Loss from operations	(2,528,626)	(2,212,011)
Other income
Interest income	894	24,520
Other income	0	1,042

Other income	894	25,562

Net loss before taxes on income	(2,527,732)	(2,186,449)
Taxes on income	(800)	(800)

NET LOSS	$(2,528,532)	$(2,187,249)

Basic net loss per share	$(0.11)	$(0.11)

Fully diluted net loss per share	(0.11)	(0.11)

Shares used in basic per share calculation	22,086,575	20,000,000

Shares used in fully diluted per share calculation	22,086,575	20,000,000

See accompanying notes to financial statements.

TWO WAY TV (US), INC.
(FORMERLY KNOWN AS TWIN ENTERTAINMENT, INC.)
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2001 AND
FOR THE PERIOD FROM INCEPTION (JANUARY 10, 2000)
ENDED DECEMBER 31, 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,528,532)	$(2,187,249)
Adjustments to reconcile net (loss) to net cash:
Provided by (used in) operating activities:
Depreciation	72,422	23,036
Changes in operating assets and liabilities:
Accounts receivable	(30,000)	0
Prepaid expenses and other assets	(6,838)	(13,817)
Accounts payable	45,540	53,496
Amount due to shareholder	(35,148)	356,087

Net cash used in operating activities	(2,482,556)	(1,768,447)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of equipment (net)	(35,450)	(448,371)

Net cash used in investing activities	(35,450)	(448,371)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Sale of common stock, net	3,400,000	1,000,000
Conversion of notes payable to stock	(3,400,000)	0
Notes payable to shareholders	1,825,000	2,000,000

Net cash provided by financing activities	1,825,000	3,000,000
Increase (decrease) in cash	(693,006)	783,182
Cash at beginning of year	783,182	0

Cash at end of year	$90,176	$783,182

Supplemental disclosure of cash flow information:
Income taxes paid (Note 1)	$800	$800

Interest paid	$0	$0

See accompanying notes to financial statements.

TWO WAY TV (US), INC.
(FORMERLY KNOWN AS TWIN ENTERTAINMENT, INC.)
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2001 AND
FOR THE PERIOD FROM INCEPTION (JANUARY 10, 2000)
ENDED DECEMBER 31, 2000

	Common Stock
			Paid-In Capital	Due from Shareholder	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at inception (January 10, 2000)	0	$0	$0	$0	$0	$0
Sale of common stock	5,000,000	5,000	995,000	0		1,000,000
Stock split	15,000,000	15,000	(15,000)	0	0	0
Net loss				0	(2,187,249)	(2,187,249)

Balances as of December 31, 2000	20,000,000	20,000	980,000	0	(2,187,249)	(1,187,249)
Conversion of notes to common stock	6,800,000	6,800	3,393,200	0		3,400,000
Due from shareholder	0	0	0	(75,000)	0	(75,000)
Net loss				0	(2,528,532)	(2,528,532)

Balance as of December 31, 2001	26,800,000	$26,800	$4,373,200	$(75,000)	$(4,715,781)	$(390,781)

TWO WAY TV (US), INC.

(FORMERLY KNOWN AS TWIN ENTERTAINMENT, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

NOTE 1 THE COMPANY

        Two Way TV (US), formerly known as TWIN Entertainment, Inc. (the "Company"), was incorporated in Delaware on January 10, 2000, to enter into a joint venture license agreement with its two equal shareholders:

        a)    Interactive Network, Inc., a California corporation ("Interactive") and

        b)    Two Way TV Limited, a corporation organized under the laws of England and Wales ("Two Way TV").

        The Company's activities principally have been planning and participating in building the plan to develop, market and supply digital interactive and related services, products and technology. The Company has a non-exclusive right to the use of patents and other intellectual property of both Two Way TV and Interactive for the United States and Canada. Since its inception the Company has relied primarily on the issuance of stock and the borrowing of funds from its joint venture owners, rather than recurring revenue for its sources of cash flow.

        The Company incurred losses through December 31, 2001 and December 31, 2000 of $4,715,781 and $2,187,249 respectively. The Company expects to continue to incur operating losses and generate negative cash flow from operations through December 31, 2002. The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future depends upon a variety of factors (as discussed in Note 2), some of which it is unable to control.

        The Company currently does business only in the state of California and is in good standing with the California Secretary of State.

NOTE 2 GOING CONCERN

        The accompanying financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had minimum operating revenue to date, and relies on its two shareholders for its working capital. The ability of the Company to continue as a going concern is contingent upon, among other things, the ability to (1) develop an appropriate business plan and strategic direction for the Company's planned future operations, including conservation of available capital and working capital as the Company seeks to further develop and exploit its patent portfolio under the licensing agreement, as discussed in Note 1; and (2) generate adequate sources of working capital and other liquidity as necessary to meet future obligations.

        The Company's business plan is to develop and market Interactive's significant patent portfolio and Two Way TV's content, production systems, operating platform and patents for digital interactive services.

        The Company does not intend to engage in the manufacture or sale of products involving its licensing rights, which would require significant investment in plant, equipment or inventories. The Company believes that the current cash balances are inadequate to supply working capital during the remainder of fiscal 2002. From January 10, 2000 through December 31, 2001, the Company had borrowed $3,825,000 from its shareholders, of which $3,400,000 was converted into 6,800,000 shares of common stock on September 10, 2001. See Note 6.

        In the event that the Company completes its merger with Interactive, as described in Note 13, the combined company may develop, market and sell products relating to the Company's patents. Additional working capital will be necessary to meet the potential cash needs.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

        The Company recognizes revenue from licensing of software at the time that the product is shipped to the customer.

        Costs incurred in connection with software development are accounted for in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" whereby all costs of planning, designing, coding, and testing are expensed as research and development costs as required by SFAS 2, "ACCOUNTING FOR RESEARCH AND DEVELOPMENT COSTS."

Fair Value of Financial Instruments

        SFAS No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", defines the fair values of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2001 and 2000, the fair values of the Company's cash, other current assets and accounts payable approximated their carrying values due to their short maturity. As stated in Note 5, certain advances from related parties and notes payable to shareholders may not be paid in the ordinary course of business. Accordingly, the fair value of these items is not readily determinable.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Risk

        The Company places its cash and temporary cash investments with well-established financial institutions. At December 31, 2001 and 2000, and periodically throughout the year, such cash balances were in excess of FDIC insurance limits.

Per Share Information

        Basic and diluted net income (loss) per share are computed using the number of outstanding shares of common stock as at the appropriate date.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Where a deferred tax asset has been recognized, a valuation allowance is established if, based on available evidence, it is more likely than not that the deferred tax asset will not be realized.

Stock Option Plan

        The Company indicated in a number of offer letters to employees during 2000 that options to purchase an aggregate amount of 262,000 (pre-split) shares of the Company's common stock could be granted in the future, subject in each case to the adoption by the Company of a stock option plan and the approval by the Company's board of directors of each of the option grants and related vesting schedules. The board has not approved any stock option grants, accordingly, the Company and its board of directors are of the opinion that no stock options have been granted or are outstanding as of December 31, 2001 and 2000.

        On December 13, 2001, the Company's board and stockholders approved and adopted the Two Way TV (US) 2001 Stock Option Plan.

        A total of 13,800,000 shares was authorized for issuance under the 2001 plan. The 2001 plan provides that options may be granted to employees (including officers and employee directors), non-employee directors and consultants of the Company and its affiliated related entities. The board or an appointed committee selects the participants and determines the number of shares to be subject to each option and whether the option is an "incentive stock option," as that term is used in Section 422 of the Internal Revenue Code, or a non-statutory stock option.

        The 2001 plan provides that options to purchase a maximum of 3,000,000 shares of the Company's common stock, may be granted under the 2001 plan to any employee in any fiscal year. The value of the shares subject to all incentive stock options held by an optionee that first become exercisable during any calendar year cannot exceed $100,000 (determined as of the date of grant).

        As discussed in Note 13 below, if the pending merger is completed, all outstanding stock options to purchase Interactive's common stock shall be exchanged on a one-for-one basis for options to purchase shares of the Company's common stock.

Comprehensive Income/Loss

        The Company has no significant components of other comprehensive income or loss.

Recent Accounting Pronouncements

        In June 1998, the FASB issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended by SFAS No. 137 and No. 138 in June 1999 and June 2000, respectively. These Statements established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 for fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the consolidated financial position or results of operations of the Company.

NOTE 4 PROPERTY AND EQUIPMENT

        As of December 31, 2001 and 2000, property and equipment consisted of the following:

	2001	2000
Computer equipment	$243,653	$222,485
Trade show booth	130,000	130,000
Software	51,041	34,103
Leasehold improvements	0	8,774
Equipment	49,224	46,889
Furniture and fixtures	18,038	6,120

	491,956	448,371
Less accumulated depreciation and amortization	(93,593)	(23,036)
Allowance for impairment	(10,000)	0

Property and equipment (net)	$388,363	$425,335

        The Company placed its trade show booth in storage, and is offering it for sale. Under the provisions of SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", the Company has identified this asset for which the expected future cash flow is less than the carrying value. Accordingly the Company has taken a pre-tax non-cash loss of approximately $10,000 in 2001.

        Depreciation expense for the year ended December 31, 2001 and the period from January 10, 2000 (inception) through December 31, 2000 was $72,422 and $23,036 respectively.

NOTE 5 INVESTMENTS AND NOTES PAYABLE SHAREHOLDERS

        The Company is owned equally under a corporate joint venture between Interactive and Two Way TV. The Company operates in the United States and Canada using technology licensed to it by Interactive and Two Way TV.

        Both Interactive and Two Way TV made investments in the joint venture of $1,000,000 each during 2000, and then each party loaned an additional $950,000 during 2001. The notes do not contain a provision for an interest because they are not anticipated to be paid off in the normal course of business. Notes with a principal amount of $3,400,000 were converted into 6,800,000 shares of the Company's common stock on September 10, 2001.

        As discussed in Note 6, each shareholder reserves the right to convert the loans to equity in the Company in the future at terms to be determined and agreed upon at a later date by the Company's shareholders.

        At December 31, 2001 and December 2000, the balances were $2,000,000 and $500,000, respectively. As discussed above, $2,000,000 of the current liabilities of the Company as of December 31, 2000 plus $1,400,000 of $1,900,000 notes incurred in 2001 were converted to common stock on September 10, 2001. These liabilities and additional notes of $500,000 include an agreement giving the holders the right to convert to common stock. Accordingly, the Company has not accrued any interest payable.

NOTE 6 LIABILITIES NOT PAYABLE IN THE ORDINARY COURSE OF BUSINESS

        As discussed in Note 5 above, $2,000,000 of the current liabilities of the Company as of December 31, 2000 were converted to common stock on September 10, 2001. These liabilities and additional notes of $500,000 include an agreement giving the holders the right to convert to common stock. Accordingly, the Company has not accrued any interest payable.

        Amounts due to shareholder (Two Way TV) are subject to repayment in accordance with the Memorandum of Terms for Two Way/IN Transaction dated February 6, 2001 under which the parties agree to "prioritize" (subordinate) the repayment of the debt upon the Company receiving funding of at least $3,000,000. Management does not believe that the minimum funding will be received prior to December 31, 2002.

NOTE 7 INCOME TAXES

        The Company filed federal and state income tax returns and paid the corresponding minimum taxes in 2001 and 2000. As of December 31, 2001 and December 31, 2000, the Company had approximately $4.7 and $2.2 million of federal net operating losses which expire 20 years after the loss year.

        The Company has not determined whether the proposed acquisition will cause the Company to forfeit its net operating loss carry-forwards.

        SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2001 and 2000, a valuation allowance for the full amount of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that would be generated in future years.

        Minimum income and franchise taxes for the State of California were provided for at December 31, 2001 and 2000.

NOTE 8 LEASES

        The Company leases office space in Los Angeles, California. Its office facility lease expires September 30, 2004. The rent expense for the years ended December 31, 2001 and 2000 was $145,407 and $19,269, respectively.

        Future minimum lease payments under the lease for years ending after December 31, 2001 are:

2002	$143,397
2003	150,037
2004	113,358

Total	$406,792

        The lease requires that the Company provide a stand-by letter of credit in the amount of $93,177 to guarantee performance. Two Way TV provided the stand-by letter of credit, which expires on January 28, 2005, without charge.

NOTE 9 COMMON STOCK

        The Company has not reserved any shares of common stock at December 31, 2001. See Note 3 above and Note 10 below regarding certain option matters.

NOTE 10 CONTINGENCIES AND COMMITMENTS

        In connection with the termination of employment of its Chief Technology Officer, the Company stated to the officer in a letter dated June 27, 2001 from its President, Robert Regan, that 57.20% of the stock options provided for in his employment agreement (or 200,200 shares) would have vested as of his termination, if the Company had in fact adopted a stock option plan. Mr. Regan's letter further noted that the Company had in fact not adopted a stock option plan, and stated that Mr. Regan would therefore discuss the matter with the two shareholders of the Company, Interactive and Two Way TV, and advise the employee accordingly. The Company and its board of directors are of the opinion that no stock options have been granted to the employee, and that he is not legally entitled to any stock options.

        As discussed in Note 13 below, if the merger is completed, the Company has agreed to accept responsibility to pay all of the liabilities of Interactive ($9,393,067 before $5,714,332 of cash restricted to pay liabilities at December 31, 2001), and to honor all of Interactive's stock options (2,375,000 at December 31, 2001) and warrants (5,791,672 at December 31, 2001) at the merger rate of exchange of one to one.

NOTE 11 RELATED PARTIES

        As of December 31, 2001, the Company enjoyed the benefit of three individuals who are employees and on the payroll of Two Way TV but have been assigned to work full-time in the Company's office. The Company paid $210,585 to Two Way TV in 2001 under the agreement. Additionally the Company has paid $3,200 in rent for one of the employees and advanced $7,400 for the security deposit on his residence while away from home.

        The Company received $105,666 from Two Way TV in 2001 for development work performed by the Company for Two Way TV.

NOTE 12 RESEARCH AND DEVELOPMENT

        Research and development expenses included in general and administrative expense consist primarily of salaries and benefits for software developers and project managers and general corporate overhead allocations for facility and equipment. Research and development costs incurred were $1,197,559 for the year ended December 31, 2001. The Company was a development stage company in 2000.

NOTE 13 SUBSEQUENT EVENTS

        On May 31, 2001, the Company entered into a definitive Agreement and Plan of Reorganization among Interactive, Two Way TV and the Company. At the effective time, Interactive will merge into the Company, all of the outstanding shares of Interactive will be converted into shares of common stock of the Company and Interactive will cease to exist as a separate entity. The merger has been approved by the boards of directors of both Interactive and the Company and was approved by the shareholders of Interactive on March 21, 2002. A registration statement on Form S-4 registering the shares of the Company's common stock to be received by the current Interactive shareholders as a result of the merger was declared effective by the U.S. Securities and Exchange Commission on February 11, 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III.

Item 10. Directors and Executive Officers of the Registrant.

        The following table sets forth certain information about our directors and executive officers as of March 31, 2002:

Name	Age	Position(s)
Bruce W. Bauer	51	Chief Executive Officer and Chairman of the Board
Robert Regan		President and Chief Operating Officer
Piers Wilson	35	Chief Financial Officer, Secretary and Director
Robert Brown	65	Director
Simon Cornwell	43	Director
Richard W. Perkins	71	Director
Eduard Mayer	49	Director

        Bruce W. Bauer, age 51, has served as Chairman of the Board of Directors, President and Chief Executive Officer of Interactive Network since June 1998. He has served as our Chief Executive Officer since July 31, 2001 and as our Chairman since January 31, 2000. Mr. Bauer served as Interactive Network's Corporate Secretary from November 1996 through June 1998, and he has been a member of Interactive Network's Board since October 1995. From 1980 to June 1998, Mr. Bauer owned and operated Unlimited Services and Marathon Management Services, which provided building and clean room services, supplies and consulting. Mr. Bauer holds a Bachelor of Science in Biology and Chemistry from Wittenberg University.

        Robert Regan, age 46, has served as our President and Chief Operating Officer since April, 2000. Prior to joining our company, Mr. Regan, age 46, served as Senior Vice President of Programming and Content at GTE mainStreet Interactive Television, the first two-way digital cable television service in the United States and a division of GTE (Verizon). At mainStreet, Mr. Regan developed real-time play and chat applications for television and implemented content plans. Mr. Regan has held management positions at Interactive Network, NBC Productions, and Telepictures Corporation. As Senior Vice President of Programming and Operations at Financial News Network (CNBC), he led the network to record ratings, garnering five ACE Award nominations, a Peabody Award and a Cable ACE. With operational and start-up experience at companies ranging from 30 to over 300 employees, Mr. Regan's programming initiatives have included numerous interactive television firsts which led him to be recognized by Cable World as one of the "Top 10 Media Newsmakers to Watch."

        Piers Wilson, age 35, has served as our Chief Financial Officer since January, 2002 and as a member of our board since January 2000. He joined Two Way TV Limited in July 1998 following the acquisition of a majority interest by Cable & Wireless Communications ("CWC") (later acquired by NTL). Prior to joining, Mr. Wilson was Head of Corporate Development at CWC, where he led the acquisition of several businesses, including the investment in Two Way TV Limited. Prior to CWC, he worked for Arthur Andersen Corporate Finance in New York and London. Mr. Wilson currently serves as Chief Financial Officer of Two Way TV Limited.

        Robert Brown, age 65, has served as a member of our board since January 2000. He has served as Interactive Network's Chief Technology Officer since June 1999 and as our Secretary since March 2001. From April 1996 to June 1999, Mr. Brown served as a Vice President for Fourth Network. From August 1995 to April 1996, Mr. Brown was an independent consultant. From January 1988 to July 1995, Mr. Brown served as an Executive Vice President in Research and Development for our Company. Mr. Brown received a B.S. degree in 1959, an M.S. degree in 1961, and a Ph.D. degree in 1964, all in electrical engineering and all from Stanford University.

        Simon Cornwell, age 43, has been a member of our board since January 2000. Mr. Cornwell is currently a Venture Partner for Amadeus Capital Partners Ltd., a UK-based venture capital firm. He first became involved in the field of iTV in the U.S. and the UK in 1990 while working at Granada plc, one of the UK's largest commercial television companies. He founded Two Way TV Limited with his partner, William Andrewes, in 1992. Over the last decade, Mr. Cornwell has had extensive technical experience, having worked with a wide range of interactive TV technologies and evaluated widely differing commercial models. Prior to joining Granada, Mr. Cornwell worked at the Boston Consulting Group in the U.S. and headed a UN-funded refugee relief organization in Thailand. Early in his career, he also worked on a number of TV movies, mini-series and documentaries, all for U.S. television. Mr. Cornwell has a degree in Physics and Modern Languages from the University of Oxford and a master's degree from the Yale School of Management. Mr. Cornwell served as Chief Executive Officer of Two Way TV Limited until October 2001.

        Richard W. Perkins, age 71, has served on our board since February 2001. Mr. Perkins has served as President, Chief Executive Officer and a director of Perkins Capital Management, Inc., an investment management firm, since 1984. Mr. Perkins also serves on the board of directors of the following public companies: Bio-Vascular, Inc., LifeCore Biomedical, Inc., Vital Images, Inc., Intelefilm Corporation, CNS, Inc., Nortech Systems, Inc., PW Eagle, Inc., Quantech Ltd., and Paper Warehouse, Inc. Mr. Perkins is also on the board of numerous private companies.

        Eduard Mayer, age 49, has served on our board since February 2001. Mr. Mayer served as a director and Vice President of Strategic Alliances for Z Tel Technologies, a telecommunications company, from July 1999 to November 2001. Mr. Mayer also served as President of Acorn Ventures Inc., investment fund and portfolio managers, from July 1989 to July 1999.

Item 11. Executive Compensation.

Management Compensation of Two Way TV (US)

        The following summary compensation table sets forth the compensation earned by our chief executive officer and each of our other executive officers for the year ended December 31, 2001 and for the period from January 10, 2000 (inception) through December 31, 2000.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)	Securities Underlying Options (#)
Bruce W. Bauer Chairman of the Board of Directors and Chief Executive Officer(1)	2001 2000	$0 0		0 0	0 0
Robert Regan President and Chief Operating Officer	2001 2000	229,083 196,192	(2)	0 0	0 0
Piers Wilson Chief Financial Officer(3)	2001 2000	0 0		0 0	0 0

(1)
While Mr. Bauer did not receive any compensation as an executive officer of our company, in his position as the Chief Executive Officer of Interactive Network, Inc. he received a salary of $150,417 and $144,562 for the years of 2001 and 2000, respectively. Mr. Bauer, in connection with his position as Chief Executive Officer of Interactive Network, Inc., received options to purchase 50,000 shares of Interactive Network common stock during each of the years of 2001 and 2000.

(2)
Represents partial year salary from April 1, 2000 through December 31, 2000 ($250,000 on an annualized basis).

(3)
While Mr. Wilson did not receive any salary from our company in 2001 or 2000, the company paid rent of $3,200 to Mr. Wilson in connection with his relocation to Los Angeles in December 2001 due to his assignment from Two Way TV Limited to work in Los Angeles at our company from Two Way TV Limited.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        None

Item 13. Certain Relationships and Related Transactions.

        On April 1, 2000, we signed an offer letter with Robert Regan, extending an offer for Mr. Regan to become our president and chief operating officer. This offer letter provides for an annual base salary of $250,000 and includes a potential annual bonus of twenty-percent (20%) of his base salary provided that Mr. Regan fully and faithfully performs his responsibilities and meets core objectives mutually determined by Mr. Regan and us. Furthermore, the offer letter provides that Mr. Regan is eligible to receive an annual bonus of twenty-percent (20%) of his base salary provided that he meets target objectives, mutually determined by Mr. Regan and us, related to his performance throughout the calendar year. The offer letter states that Mr. Regan is also entitled to vacation and standard benefits. Should we terminate his employment without cause or should Mr. Regan terminate his employment for good reason, we are to pay to Mr. Regan an amount equal to $125,000. The offer letter also provides that Mr. Regan is to receive a partially-vested five (5) year option, with the remainder to vest over a 30-month period, to purchase a total of two percent (2%) of the outstanding shares of our common stock with its principal terms, including exercise price of the option, to be determined by the Board of Directors upon in accordance with the stock option plan. The Board of Directors is currently discussing the specific terms of this option.

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a) The following documents are filed as part of this report:

          (1)  Our Consolidated Financial Statements are included in Part II, Item 8:

      Independent Auditors' Report
      Balance Sheets
      Statements of Net Income
      Statements of Cash Flows
      Statements of Shareholders' Equity (Deficit)
      Notes to Financial Statements

          (2)  Supplementary Consolidated Financial Statement Schedule as of and for the years ended December 31, 2001, 2000:

      None.

    All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

          (3)  Exhibits:

See attached Exhibit Index.

        (b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the last quarter of the year ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Altos, State of California on April 16, 2002.

TWO WAY TV (US), INC.
By:	/s/ BRUCE W. BAUER Bruce W. Bauer Chief Executive Officer and Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ BRUCE W. BAUER Bruce W. Bauer	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	April 16, 2002
/s/ PIERS WILSON Piers Wilson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	April 16, 2002
/s/ EDUARD MAYER Eduard Mayer	Director	April 16, 2002
/s/ ROBERT J. BROWN, PH.D. Robert J. Brown, Ph.D.	Director	April 16, 2002
/s/ RICHARD W. PERKINS Richard W. Perkins	Director	April 16, 2002
/s/ SIMON CORNWELL Simon Cornwell	Director	April 16, 2002

EXHIBIT INDEX

        Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
2.1	Agreement and Plan of Reorganization by and among Interactive Network, Inc., Two Way TV Limited and TWIN Entertainment, Inc. dated as of May 31, 2001, as amended, (including exhibits) (Incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-70250).
3.1	Certificate of Incorporation of Two Way TV (US), Inc., as amended (Incorporated by reference from Exhibit 3.1 to Registration Statement No. 333-70250).
3.2	Bylaws of Two Way TV (US), Inc. (Incorporated by reference from Exhibit 3.2 to Registration Statement No. 333-70250).
4.1	Specimen Common Stock Certificate of Two Way TV (US), Inc. (Incorporated by reference from Exhibit 4.1 to Registration Statement No. 333-70250).
10.1	Two Way TV (US), Inc. 2001 Stock Option Plan (Incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-70250).
10.2	Form of Incentive Stock Option Agreement for use with the Two Way TV (US), Inc. 2001 Stock Option Plan (Incorporated by reference from Exhibit 10.2 to Registration Statement No. 333-70250).
10.3	Form of Nonstatutory Stock Option Agreement for use with the Two Way TV (US), Inc. 2001 Stock Option Plan (Incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-70250).
10.4	Joint Venture and Stock Purchase Agreement, dated December 6, 1999, between Interactive Network and Two Way TV Ltd., a corporation organized under the laws of England and Wales. (Incorporated by reference from Exhibit 10.4 to Registration Statement No. 333-70250).
10.5	Termination and License Agreement, dated January 31, 2000, between Interactive Network and Two Way TV Limited, a corporation organized under the laws of England and Wales. (Incorporated by reference from Exhibit 10.5 to Registration Statement No. 333-70250).
10.6	Joint Venture License Agreement, dated January 31, 2000, between Interactive Network, Two Way TV Limited, a corporation organized under the laws of England and Wales, and TWIN Entertainment, Inc., a Delaware corporation. (Incorporated by reference from Exhibit 10.6 to Registration Statement No. 333-70250).
10.7	Form of Amended and Restated License Agreement by and between Two Way TV Limited and Two Way TV (US), Inc. (Incorporated by reference from Exhibit 10.7 to Registration Statement No. 333-70250).
10.8	Form of Amended and Restated Termination and License Agreement by and between Two Way TV Limited and Two Way TV (US), Inc. (Incorporated by reference from Exhibit 10.8 to Registration Statement No. 333-70250).
10.9	Form of Investor Rights Agreement by and among Two Way TV (US), Inc., Two Way TV Limited, and the other parties named therein (Incorporated by reference from Exhibit 10.9 to Registration Statement No. 333-70250).
10.10	Form of Branding Agreement by and between Two Way TV Limited and Two Way TV (US), Inc. (Incorporated by reference from Exhibit 10.10 to Registration Statement No. 333-70250).
10.11	Form of Standard Escrow Agreement by and among Two Way TV Limited, Two Way TV, Inc., and DSI Technology Escrow Services, Inc. (Incorporated by reference from Exhibit 10.11 to Registration Statement No. 333-70250).

10.12	Form of Stockholders Agreement by and among Two Way TV Limited, Two Way TV (US), Inc., and the other parties named therein (Incorporated by reference from Exhibit 10.12 to Registration Statement No. 333-70250).
10.13	License Agreement between Two Way TV (US), Inc. and Digeo Technology, Inc. (formerly Digeo Broadband Technology, Inc.) dated March 23, 2001 (Incorporated by reference from Exhibit 10.16 to Registration Statement No. 333-70250).
10.14	Interactive Game Development Agreement for Enhanced TV between Public Broadcasting Service and Two Way TV (US), Inc. dated October 18, 2000 (Incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-70250).
10.15	Amendment to License Agreement between Two Way TV (US), Inc. and Digeo Technology, Inc. (formerly Digeo Broadband Technology, Inc.) dated July 31, 2001 (Incorporated by reference from Exhibit 10.18 to Registration Statement No. 333-70250).*
10.16	Amended Form of Stockholders Agreement by and among Two Way TV Limited, Two Way TV (US), Inc., and the other parties named therein (Incorporated by reference from Exhibit 10.19 to Registration Statement No. 333-70250).
23.1	Consent of Independent Auditors—Marc Lumer & Company

*
Material has been omitted pursuant to a request for confidential treatment.

QuickLinks

TWO WAY TV (US), INC. (FORMERLY KNOWN AS TWIN ENTERTAINMENT, INC.) NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2001
Summary Compensation Table