Form 10-Q
period 2002-03-31
TWO WAY TV US INC
filed 2002-05-15
CIK 1159041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 0-49610

TWO WAY TV (US), INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3349099
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6300 Wilshire Blvd., Suite 1750, Los Angeles, California	90048
(Address of principal executive offices)	(Zip Code)

(323) 852-6164
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 92,854,425 shares of Common Stock, outstanding as of April 30, 2002.

TWO WAY TV (US), INC.

Form 10-Q

For the period ended March 31, 2002

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including, without limitation, statements regarding possible growth in the market for interactive digital TV and new product development.  Except for historical information, the matters discussed in this report on Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected due to certain factors, including those discussed below in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Factors Affecting Future Operating Results” and elsewhere in this report.  You should not rely on forward-looking statements in this report or in the pages from our Proxy Statement incorporated by reference into this report, if any.  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Two Way TV US, Inc.

Balance Sheets

March 31, 2002 and December 31, 2001

	March 31, 2002	December 31, 2001

ASSETS

Current assets:
Cash	$25,720	$90,176
Accounts receivable	60,000	30,000
Total current assets	85,720	120,176

Property and equipment net of accumulated depreciation	378,101	388,363
Deposits and other assets	20,454	20,655

Total assets	$484,275	$529,194

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$86,976	$27,551
Accounts payable to shareholder	—	71,485
Notes payable to shareholder	—	500,000
Deferred revenue	60,000	—
Total current liabilities	146,976	599,036

Amount due to shareholders	320,939	320,939
Promissory note - net of current portion	850,000	—
	1,317,915	919,975

Shareholders’ equity (deficit):
Preferred stock, par value $0.001, 20,000,000 shares authorized; no shares issued and outstanding as of both March 31, 2002 and December 31, 2001	—	—
Common stock par value $0.001, 50,000,000 shares authorized; 26,800,000 shares issued and outstanding as of both March 31, 2002 and December 31, 2001	26,800	26,800
Additional paid-in capital	4,373,200	4,373,200
Due from shareholder	—	(75,000)
Accumulated deficit	(5,233,640)	(4,715,781)
Total shareholders’ equity (deficit)	(833,640)	(390,781)

Total liabilities and shareholders’ equity (deficit)	$484,275	$529,194

Two Way TV US, Inc.

Statements of Operations

March 31, 2002 and 2001

	Three Months Ended
	March 31, 2002	March 31, 2001

Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—
General and administrative expense	517,439	831,518

Loss from operations	(517,439)	(831,518)

Other income and (expense)
Interest income	—	581

Net loss before taxes on income	(517,439)	(830,937)
Taxes on income	(420)	—

NET LOSS	$(517,859)	$(830,937)

Basic net loss per share	$(0.02)	$(0.04)
Fully diluted net loss per share	$(0.02)	$(0.04)

Shares used in basic per share calculation	26,800,000	20,000,000
Shares used in fully diluted pershare calculation	26,800,000	20,000,000

Two Way TV US, Inc.

Statements of Cash Flows

March 31, 2002 and 2001

	Three Months Ended
	March 31, 2002	March 31, 2001

Cash flows from operating activities:
Net income (loss)	$(517,859)	$(830,937)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,160	21,300
Changes in assets and liabilities:
Accounts receivable	(30,000)	(9,633)
Accounts payable	59,425	(39,609)
Other accrued expenses	(71,485)	—
Deferred revenue	60,000
Deposits and other assets	201	—
Cash provided by (used in) operating activities:	(487,558)	(858,879)

Cash flows from investment activities:
Purchase of equipment (net)	(1,898)	(34,057)
Cash provided by (used in) financing activities:	(1,898)	(34,057)

Cash flows from financing activities:
Proceeds from issuance of notes payable	425,000	500,000
Cash flow provide by (used in) financing activities:	425,000	500,000

Net decrease in cash	(64,456)	(392,936)
Cash at beginning of period	90,176	783,182
Cash at end of period	$25,720	$390,246

TWO WAY TV (US), INC. NOTES TO UNAUDITED FINANCIAL STATEMENTS MARCH 31, 2002

The financial information of Two Way TV (US), Inc. (the “Company”) furnished herein reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and cash flows for the periods presented.

This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K Report for the year ended December 31, 2001 filed with the Securities and Exchange Commission (“SEC”) on April 16, 2002. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results for any subsequent quarter or for the entire year ending December 31, 2002.

SUBSEQUENT EVENTS: MERGER WITH INTERACTIVE NETWORK, INC.

On May 31, 2001, the Company entered into a definitive Agreement and Plan of Reorganization among Interactive Network, Inc. (“Interactive”), Two Way TV Limited and the Company.  On April 30, 2002, Interactive merged with and into the Company, all of the outstanding shares of Interactive were converted into shares of common stock of the Company and Interactive ceased to exist as a separate entity. Immediately prior to the merger, the Company completed a 3.5293639-for-1 stock split.  The merger was treated as a purchase for accounting purposes.  The merger was been approved by the boards of directors of both Interactive and the Company and was approved by the shareholders of Interactive on March 21, 2002.  A registration statement on Form S-4 registering the shares of the Company’s common stock to be received by the former Interactive shareholders as a result of the merger was declared effective by the U.S. Securities and Exchange Commission on February 11, 2002.  Immediately following the merger, the Company had outstanding 92,854,425 shares of common stock.  A Report on Form 8-K was filed with the U.S. Securities and Exchange Commission on May 15, 2002.  Combined pro-forma financial statements required under the Form 8-K will be filed no later than July 12, 2002.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) are forward-looking statements.  When used in this report, the word “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Such risks and uncertainties are set forth below under “Factors Affecting Future Operating Results.” The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report.

Overview

Two Way TV (US) Inc., formerly Twin Entertainment, Inc., was created as a joint venture between Interactive Network, Inc. and Two Way TV Limited.  We were incorporated in Delaware on January 10, 2000 in order to develop and market Interactive Network’s patent portfolio and Two Way TV Limited’s content, technology and patents for digital interactive services.  Based in Los Angeles, California, we dedicate our resources to developing and supplying technology solutions to enable enhanced TV games played in conjunction with live and scheduled television broadcasts.

During the first quarter of 2002 we have entered into an agreement with the Game Show Network to design, develop, manage and host a series of Game Show Network branded interactive TV channels.  We have also entered into an affiliation agreement with Wink Communications Inc. allowing us to develop interactive games compatible with Wink’s digital television platform.  Based on this agreement, we hope to distribute these games through Wink–enabled digital cable and satellite operators subject to us reaching satisfactory agreements with these operators.

We have only a limited operating history upon which you can evaluate our business and prospects.  Our limited operating history and the rapidly changing nature of our business makes predicting our future operating results difficult.  As a result, we believe that our results for any particular period are not indicative of future operating results.

Recent Developments

On April 30, 2002, we completed our merger with Interactive Network, Inc.  Following the 3.5293639-for-1 stock split, each share of Interactive Network common stock was exchanged for our common stock on a one for one basis.  Former Interactive Network shareholders as a whole now own approximately 49% of our issued and outstanding stock with the balance held by Two Way TV Limited.  As a result of the merger we now own and control all of Interactive Network’s intellectual property and in particular their patent portfolio.  Following the effective date of the merger, our common stock was formally listed on the NASDAQ Over the Counter Bulletin Board with the ticker symbol TWTV.

Results of Operations for the Second Quarter of Fiscal Year 2002 Compared to Second Quarter of Fiscal Year 2001

Revenue

We recorded no revenue in the three month period ended March 31, 2002 or in the three month period ended March 31, 2001.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $517,439 for the three months ended March 31, 2002 and $831,518 for the three months ended March 31, 2001.  The decrease of $314,079 reflects the closure of our San Francisco office and the consolidation of our operations in Los Angeles with a lower number of employees

Interest Income

Interest income was $0 for the three months ended March 31, 2002 and $581 for the three months ended March 31, 2001.  Interest income consists of interest earned on our cash balances and short-term investments and it decreased  to $0 this quarter due to a lower average cash balance which was held in a non interest bearing account.

Net Operating Losses and Tax Credit Carry–Forwards

As of March 31, 2002, we believe we had approximately $5.2 million of federal net operating loss carry–forwards for tax reporting purposes available to offset future taxable income.  Such net operating loss carry–forwards begin to expire in 2015, to the extent that they are not utilized.  We have not recognized any current benefit from the future use of loss carry–forwards since inception.  Management’s evaluation of all the available evidence in assessing realizability of the tax benefits of such loss carry–forwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize the tax benefits currently.  The net operating loss carry–forwards could be limited in future years if there is a significant change in our ownership.

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

Our limited operating history and rapid growth makes it difficult for us to assess the impact of seasonal factors on our business.  Nevertheless, we expect our business to be subject to television usage seasonal fluctuations, reflecting a combination of seasonal trends for the products and services offered by us.

Our business also may be subject to cyclical variations for the products and services we offer, depending highly on the adoption and installation of needed technology, especially sophisticated digital set–top boxes, by our distributors.

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

Liquidity and Capital Resources

Since inception, we have financed our operations through our stockholders’ initial contributions of $1,000,000 and our issuance of notes to our two stockholders totaling approximately $4,250,000 through March 31, 2002.  On September 10, 2001, a total of $3,400,000 of notes due to the shareholders were converted into 6,800,000 shares of our common stock.  As of March 31, 2002, there was $850,000 of notes outstanding.

Two Way TV Limited has advanced $320,939 to us to finance our operations.  We have agreed with Two Way TV Limited that we will prioritize repayment of such debt upon our receiving third-party funding of at least $3,000,000.  At March  31, 2002, cash, cash equivalents and short-term investments totaled $25,720.

Cash used in operating activities was $487,558 for the three months ended March 31, 2002 and $858,879 for the three months ended March 31, 2001.  Net cash flows from operating activities in each period reflect the decreasing net losses and, to a lesser extent, receivables and prepaid expenses offset in part by increased accounts payable and accrued expenses.

Cash used in investing activities was $1,898 for the three months ended March 31, 2002 and $34,057 for the three months ended March 31, 2001.  Net cash used in investing activities reflects purchases of property and equipment, primarily computers and servers for deployment and expansion of our services and was significantly lower in the first quarter of 2002 as the main capital investments required for the business were incurred in 2000 and 2001.

Cash provided by financing activities was $425,000 for the three months ended March 31, 2002 and was $500,000 for the three months ended March 31, 2001.  Cash provided by financing activities was from the issuance of notes to our shareholders.

We believe that our current cash, cash equivalents and marketable securities will not be sufficient to meet our anticipated cash needs for working capital and capital expenditures for 2002.  If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities.  If additional funds are raised through the issuance of debt or equity securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the terms of these securities could impose restrictions on our operations.  The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SAFS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 141 will apply to all business combinations initiated after June 30, 2001, and will also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001.  We intend to adopt SFAS No. 141 to apply the purchase method to account for the merger.

SFAS No. 142 should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. Some of the provisions of SFAS No. 142 will be effective for business combinations completed after June 30, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions regarding amortization and non-amortization contained in this Statement.  We are in the process of evaluating the effect of adoption of these pronouncements.

Factors Affecting Future Operating Results

The industry in which we operate is highly competitive, and competition from bigger, better capitalized competitors could result in price reductions, reduced gross margins and loss of market share.

We operate in an evolving and competitive industry of iTV games and enhanced television products, and we expect that competition will increase.  Our primary competition comes from companies providing alternatives to the services enabled by our technology.  Until a sufficient market develops for the digital set-top boxes enabled to run the full suite of our interactive television game applications, we may also face competition from companies developing and marketing stand–alone game products and services.  In each of our business activities, we face or will face current or potential competition from competitors that may have significantly greater financial, manufacturing, marketing, sales and distribution resources and management expertise than we have.

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

Many of our existing and potential competitors have longer operating histories, a larger customer base, greater name recognition and significantly greater financial, technical, sales and marketing and other resources than we do.  This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.  In addition, many of our competitors have well-established relationships with our current and potential customers.  Moreover, many of the other companies operating in the iTV market have significant financial resources, which have enabled them in the past and may enable them in the future to make large strategic investments in our current and potential customers.  Such investments may enable competitors to strengthen existing relationships or quickly establish new relationships with our current or potential customers.  Investments such as these may discourage our potential or current customers who receive the investments from deploying our iTV games and enhanced television products, regardless of such customers’ views of the relative merits of our products and services.

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

•                                 Fail to develop and market products and services that respond to technological changes or evolving industry standards in a timely or cost-effective manner; and

•                                 Encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services.

Rapid technological advances or the adoption of incompatible standards could render our products obsolete or non-competitive.

The rate of technological change currently affecting the industry of iTV games and enhanced television products is particularly rapid compared to other industries.  The migration of television from analog to digital transmission, the convergence of television, the Internet, communications and other media, the development of high-end digital set-top boxes and other emerging trends are creating a dynamic and unpredictable environment in which to operate.  Our ability to anticipate these trends and adapt to new technologies is critical to our success.

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

We had approximately $25,000 in cash as of March 31, 2002.  It is anticipated that our existing capital resources will not be sufficient to meet our cash requirements for the next twelve months and that we will need to raise additional financing during that period.  If we cannot raise or borrow the necessary additional funds on acceptable terms, we may not be able to operate our business as currently anticipated or develop or enhance our intellectual property, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, whether or not the merger takes place.

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

Through 2002, we expect that our revenues will be derived primarily from the development of our games pack and the provision of iTV games solutions to potential customers.  The uncertain timing of games and professional service revenues and license fees and royalties may cause quarterly fluctuations in our operating results.  We had a net loss of approximately $2,600,000 for the year ended December 31, 2001.  Losses for the period from January 10, 2000 through December 31, 2000 totaled $2,200,000.

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

Since our launch in January 2000, we have operated at a loss.  During the period from January 10, 2000 to December 31, 2001, we generated no revenue and had a net loss of $4,800,000.  We expect that we will incur operating expenses of approximately $5,000,000 over the next twelve to 24 months in connection with the continued development and expansion of our business before we begin to generate net income.  The amounts of these operating expenses will likely be in excess of any anticipated revenues.  Furthermore, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.  The report of our independent auditor on our December 31, 2001 financial statements contains a statement as to our ability to continue as a going concern.

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

One or more states or provinces or the federal government could enact regulations aimed at companies, like us, which provide iTV games and enhanced television products.  The likelihood of such regulation being enacted will increase as iTV becomes more pervasive and extends to more people’s daily lives.  Any such legislation or regulation could dampen the growth of the industry of iTV games and enhanced television.  If such a reduction in growth occurs, demand for our products and services will decline significantly.

The anti-takeover provisions contained in our certificate of incorporation and bylaws could deter a change in control.

Some of the provisions of our certificate of incorporation may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our common stock. These provisions include:

•                                 the authorization of our board of directors to issue shares of undesignated preferred shares in one or more series without the specific approval of the holders of common shares;

•                                 the establishment of advance notice requirements for director nominations and actions to be taken at shareholder meetings; and

•                                 the requirement that two-thirds of the shareholders entitled to vote at a meeting are required to approve any change to the provisions of our bylaws.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

It is our policy not to enter into derivative financial instruments.  Due to this policy, we did not have significant overall interest rate risk exposure at March 31, 2002.

Foreign Currency Rate Risk

We have no transactions in currencies other than United States dollars.  We do not currently have any significant foreign currency exposure, and we do not expect to incur significant currency–related gains or losses in 2002.  We did not engage in foreign currency hedging activities during the twelve months ended December 31, 2001 or the three months ended March 31, 2002.

PART II.

Item 2.         Changes in Securities and Use of Proceeds.

(c) Recent Sales of Unregistered Securities

We issued convertible notes (the “Notes”) to our two shareholders, Interactive Network, Inc. and Two Way TV Limited, on February 15, 2002 and March 11, 2002 in the amount of $200,000 and $150,000, respectively.  The Notes are convertible into our common stock at a conversion price of $0.50 per share.  The Notes were issued pursuant to Section 4(2) of the Securities Act.  The proceeds from the issuance of the Notes were used fund our operations.

Item 6.         Exhibits and Reports on Form 8-K.

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.1

Agreement and Plan of Reorganization by and among Interactive Network, Inc. Two Way TV Limited and TWIN Entertainment, Inc. dated as of May 31, 2001 (Incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-4 as filed with the Commission on September 26, 2001.  File Number 333-70250).

2.2

Amendment No. 1 to Agreement and Plan of Reorganization dated January 23, 2002 (Incorporated by reference from Exhibit 2.2 to Amendment No. 2 to our Registration Statement on Form S-4 as filed with the Commission on January 24, 2002.  File Number 333-70250).

3.1	Certificate of Incorporation of Two Way TV (US), Inc., formerly TWIN Entertainment, Inc., as amended.

3.2	Bylaws of Two Way TV (US), Inc., formerly TWIN Entertainment, Inc.

(b)           Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California on May 15, 2002.

TWO WAY TV (US), INC.

By:	/s/ PIERS WILSON
Piers Wilson
Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-Q:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.1

Agreement and Plan of Reorganization by and among Interactive Network, Inc. Two Way TV Limited and TWIN Entertainment, Inc. dated as of May 31, 2001 (Incorporated by reference from Exhibit 2.1 to our Registration Statement on Form S-4 as filed with the Commission on September 26, 2001.  File Number 333-70250).

2.2

Amendment No. 1 to Agreement and Plan of Reorganization dated January 23, 2002 (Incorporated by reference from Exhibit 2.2 to Amendment No. 2 to our Registration Statement on Form S-4 as filed with the Commission on January 24, 2002.  File Number 333-70250).

3.1	Certificate of Incorporation of Two Way TV (US), Inc., formerly TWIN Entertainment, Inc., as amended.

3.2	Bylaws of Two Way TV (US), Inc., formerly TWIN Entertainment, Inc.