Form 10-Q
period 2002-06-30
TWO WAY TV US INC
filed 2002-08-27
CIK 1159041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 0-49610

TWO WAY TV (US), INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94–3349099
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6300 Wilshire Blvd., Suite 1750 Los Angeles, California	90048
(Address of principal executive offices)	(Zip Code)

(323) 852–6164

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

92,854,425 shares of Common Stock, outstanding as of August 20, 2002.

TWO WAY TV (US), INC.

Form 10-Q

For the period ended June 30, 2002

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including, without limitation, statements regarding possible growth in the market for interactive digital TV and new product development. Except for historical information, the matters discussed in this report on Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected due to certain factors, including those discussed below in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Factors Affecting Future Operating Results” and elsewhere in this report. You should not rely on forward-looking statements in this report or in the pages from our other filings made with the SEC incorporated by reference into this report, if any. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report on Form 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Two Way TV US, Inc.

Balance Sheets

June 30, 2002 and December 31, 2001

	Unaudited June 30, 2002	December 31,2001

ASSETS

Current assets:
Restricted Cash	$5,903,910	0
Cash	71,556	$90,176
Accounts receivable	195,800	30,000
Total current assets	6,171,266	120,176

Property and equipment net of accumulated depreciation	307,178	388,363
Deposits and other assets	28,884	20,655

Total assets	$6,507,328	$529,194

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$1,258,832	$27,551
Accounts payable shareholder	—	71,485
Convertible Notes payable	1,779,045	500,000
Deferred legal fees	1,408,374
Liabilities subject to compromise	5,827,383
Total current liabilities	10,273,634	599,036

Amount due to shareholders	320,939	320,939
Notes due shareholders	800,000	0
	11,394,573	919,975

Commitments and Contingencies Shareholders’ equity (deficit):
Preferred stock	—	—
Common stock at par value	92,954	26,800
Additional paid-in capital	2,055,990	4,373,200
Due from shareholder	—	(75,000)
Accumulated deficit	(7,036,186)	(4,715,781)
Total shareholders’ equity (deficit)	(4,887,245)	(390,781)

Total liabilities and shareholders’ equity (deficit)	$6,507,328	$529,194

Two Way TV US, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	Unaudited June 30, 2002	June 30, 2001	Unaudited June 30, 2002	June 30, 2001

Revenue	182,900	—	182,900	—

General and administrative expense	1,124,378	608,038	1,641,708	1,457,288

Loss from operations	(941,478)	(608,038)	(1,458,808)	(1,457,288)

Other income and (expense)
Interest income	24,491	255	24,491	836
Interest (expense)	(212,091)		(212,091)
Impairment loss	(674,000)		(674,000)
Other income and (expense)	—	(19,664)	—	(70,000)
Net Other income and (expense)	(861,600)	(19,409)	(861,600)	(69,164)

Net Income/(Loss) before taxes on income	(1,803,078)	(627,447)	(2,320,408)	(1,526,452)
Taxes on income	—	—	—	(1,800)

NET INCOME/(LOSS)	(1,803,078)	(627,447)	(2,320,408)	(1,528,252)

Basic and dilutaed net loss per share	$(0.02)	$(0.01)	$(0.02)	$(0.02)

Shares used in basic and diluted per share calculation	92,854,425	70,587,278	92,854,425	70,587,278

Two Way TV US, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001

Cash flows from operating activities:
Net income (loss)	$(2,320,408)	$(1,528,252)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,818	30,031
Changes in assets and liabilities:
Accounts receivable	(165,800)	—
Prepaid expenses and other assets	(8,229)	13,367
Accounts payable	498,281	(47,572)
Shareholder payable	(71,485)	(35,148)
Impairment allowance and goodwill	674,000	70,000
Cash provided by (used in) operating activities:	(1,365,823)	(1,497,574)

Cash flows from investment activities:
Purchase of equipment (net)	(6,633)	(25,361)
Goodwill acquired	(614,000)
Acquisition of Interactive Network	1,092,836	—
Cash provided by (used in) investment activities:	472,203	(25,361)

Cash flows from financing activities:
Proceeds from issuance of notes payable		800,000
Loans from shareholders	875,000	—
Cash flow provide by (used in) financing activities:	875,000	800,000

Net decrease in cash	(18,620)	(722,935)
Cash at beginning of period	90,176	783,182
Cash at end of period	$71,556	$60,247

TWO WAY TV (US), INC.

(FORMERLY TWIN ENTERTAINMENT, INC.)

NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR

THE SIX MONTHS ENDED JUNE 30, 2002

The consolidated financial information of Two Way TV (US), Inc. (the “Company”) furnished herein reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations and cash flows for the periods presented.

This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K Report for the year ended December 31, 2001 filed with the Securities and Exchange Commission (“SEC”) on April 16, 2002 and the Form 8-K filed with the SEC on May 15, 2002, as amended on July 12, 2002 to attach pro forma financial statements for the merged company. The results of operations for the three-month period ended June 30, 2002 are not necessarily indicative of the results for any subsequent quarter or for the entire year ending December 31, 2003.

 NOTE 1.  Merger with Interactive Network, Inc.

The following are the principal terms with respect to the exchange of shares of capital stock of Two Way TV (US), Inc., formerly TWIN Entertainment, Inc., (the “Company”), a Delaware corporation, for the shares of Interactive Network, Inc., a California corporation.

Merger

On May 31, 2001, Interactive Network, the Company and Two Way TV Limited, a corporation organized under the laws of England and Wales, entered into an Agreement and Plan of Reorganization providing for a merger (the “Merger”) of Interactive Network into the Company, with the Company as the surviving corporation. Immediately prior to the Merger, each share of the Company’s common stock was split at a ratio of 3.5293639 for 1. Concurrent with the Merger, all shares of the Company held by Interactive Network were cancelled. The Interactive Network shareholders were issued 45,660,949 shares in exchange for their shares of Interactive Network common stock. In the Merger, each share of common stock of Interactive Network was converted into one share of common stock of the Company, and options and warrants to purchase Interactive Network common stock and promissory notes convertible into Interactive Network common stock were converted into options and warrants to purchase and promissory notes convertible into the same number of shares of common stock of the Company under the same conditions. The Merger was accounted for as a “purchase” transaction for accounting and financial reporting purposes, in accordance with generally accepted accounting principles. After the Merger, the results of operations of Interactive Network were included in the consolidated financial statements of the Company. The purchase price was allocated based on the fair values of the assets acquired and the liabilities assumed by the combined company. Interactive Network had a pre-acquisition shareholder deficiency of approximately $3,231,000 at March 31, 2002. The consolidation recognizes the $614,000 of goodwill that arises from the combination by bringing the intangible rights of Interactive Network directly under the ownership of the Company, rather than the indirect ownership through license that existed prior to Merger. The remaining $2,617,000 has been charged to additional paid-in capital $2,192,000 and due to shareholder $425,000. On August 30, 2001, TWIN Entertainment, Inc. changed its name to Two Way TV (US), Inc.  The Merger was effective as of April 30, 2002.

NOTE 2.  Proforma Disclosure

The following proforma disclosure is provided to conform with Rule 10-01 (b) of regulation S-X as though the companies had combined at January 1, 2001. Nothing in this disclosure should be construed to indicate that the merger was treated as a pooling-of-interest.

TWO WAY TV (US), INC.

(FORMERLY TWIN ENTERTAINMENT, INC.)

UNAUDITED PRO FORMA COMBINED

STATEMENT OF OPERATIONS

FOR THE THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

($000’s OMITTED EXCEPT PER SHARE INFORMATION)

	2002	2001

Royalty Fees	$256	$135
General and Administrative Expenses	1,946	1,943
Loss From Operations	(1,690)	(1,808)
Other Income and (Expenses)
Interest Income	50	146
Interest Expense	(269)	(286)
Impairment Loss	(674)	(70)
Other Income and (Expenses) Net	(893)	(210)
Loss before reorganization Expense	(2,583)	(2,018)
Reorganization Expense	(16)	(101)
Net Loss before Federal and State Taxes	(2,599)	(2,119)
Federal and State Taxes	(2)	(1)
Net Loss	$(2,601)	$(2,120)
Basic and fully diluted net loss per share	$(0.03)	$(0.03)
Shares used in basic and fully diluted net loss per share	92,954	70,587

NOTE 3.  Contingent Liabilities And Litigation

A former shareholder has the right to be paid $1.85 million under the terms of a promissory note which provides that no payments become due and payable until such time as the Company has generated certain levels of positive cash flow from operations of two consecutive quarters. No liability has been accrued for this contingent liability, because the Company has never achieved positive cash flow, and the possibility that it will achieve such cash flows in the future is remote. In addition, the former shareholder is engaged in continuing litigation with the Company’s current and former directors. The Company has agreed to indemnify the directors in the event they suffer a loss. See also Part II, Item 1, "Legal Proceedings" on this Report of Form 10-Q.

In June 2001 Interactive Network raised $1.625 million from the issuance of one year notes with a note holder conversion option into common stock at $0.50. These notes were not converted by the note holders and fell due for repayment on June 27, 2002. The Company has not made any payments to the note holders and the notes are therefore in default. Management is negotiating a potential extension of the maturity of these notes, however no agreement has been reached and we believe that it is likely that certain note holders may commence legal action.

NOTE 4.  Notes Payable

During the quarter ended June 30, 2002, the company received financing from Two Way TV Limited of $375,000, $225,000 of which was received in the form of a convertible note, with the remaining $150,000 provided under the terms of a new convertible note agreement. The loans are for a one year term and bear interest at the maximum rate allowed by law. The loan balances plus accrued interest become due and payable on June 30, 2003.

NOTE 5. Impairment Of Long Lived Assets

In accordance with SFAS No. 141 Business Combinations and SFAS No. 142 Accounting for Goodwill, the Company recorded approximately $614,000 of goodwill in conjunction with its purchase of Interactive Network, Inc.

For reasons discussed in Note 6 below, the Company has determined that the goodwill is permanently and totally impaired. Consequently an impairment loss of $614,000 was recognized in the quarter ended June 30, 2002.

Previously the Company had taken an impairment loss on its trade show booth. At that time the asset’s new book value was reduced to its estimated fair value, and depreciation ceased to be taken.

Subsequently the Company offered the asset for sale, and was unsuccessful in locating a buyer. Based on the current best estimate of fair value, an additional $60,000 impairment loss was recognized during the quarter ended June 30, 2002.

NOTE 6. Discontinued Operations

The Company believes that its current cash will not be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the remainder of 2002 and has currently ceased all of its revenue generating operations. The Company is currently seeking to sell additional equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to its stockholders, and the Company cannot be certain that additional financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to secure additional financing required to support its activities by September 2002, it will most likely cease all its operations.

The Company has not been able to meet its ongoing trade obligations on a current basis, and as a result, it expects that creditors may file actions against the Company to recover amounts allegedly due from the Company. On August 9, 2002, an action was filed against the Company by a creditor. The Company may consider filing for protection with the United States Bankruptcy Court, depending on its efforts to locate additional financing, and the actions taken by the Company's creditors.

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

Overview

Two Way TV (US), Inc., formerly Twin Entertainment, Inc., was created as a joint venture between Interactive Network, Inc. and Two Way TV Limited. We were incorporated in Delaware on January 10, 2000 in order to develop and market Interactive Network’s patent portfolio and Two Way TV Limited’s content, technology and patents for digital interactive services.

On April 30, 2002, we completed our merger with Interactive Network, Inc. Former Interactive Network shareholders as a whole now own approximately 49% of our issued and outstanding stock, with the balance held by Two Way TV Limited. As a result of the merger, we now own and control all of Interactive Network’s intellectual property and in particular their patent portfolio. Following the effective date of the merger, our common stock was formally listed on the NASDAQ Over the Counter Bulletin Board with the ticker symbol TWTV.

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

Current Operations

Over the last six months we have continuously reduced our operations and within the past two months have suspended all of our revenue generating operations because the income generated by our business was not sufficient to sustain these operations. During our last fiscal year, we incurred a net loss of $3.9 million on a proforma basis and in the quarter ended June 30, 2002, we incurred a net loss of $1.8 million and had negative cash flow from operations of $700,000. In order to resume and maintain operations for at least one year thereafter, we estimate that, exclusive of currently outstanding debt, we will require financing of approximately $2 million, although we cannot assure you that this amount will be adequate for this purpose. We are investigating the possibility of merging or otherwise affiliating with a business that could benefit from the use of our technology and patents, but currently have not identified any such business. Any such merger or affiliation will also most likely require significant financing. We have recently borrowed $300,000 from Two Way TV Limited in the form of an unsecured one-year convertible note which bears interest at the maximum rate allowed by law. Of this amount $150,000 was received prior to June 30, 2002. Two Way TV Limited has offered to extend another $150,000 to us, subject to our agreement to secure the entire loan amount with our intellectual property and our ability to obtain certain waivers from the holders of $1.625 million in notes issued by Interactive Networks in June 2001. We are considering this offer. We currently have no commitments for any additional financing and may be unable to raise needed cash on terms acceptable to us if at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. Further, our weak financial condition could restrict our ability to merge or affiliate with a business partner as well as prevent us from establishing a source of financing. If we are unable to secure the financing required to support our activities by September 2002, we will most likely cease all operations.

Results of Operations for the three and six months ended June 30, 2002 and June 30, 2001

Revenue

We recorded $182,900 of revenue in the three month period ended June 30, 2002 compared to $0 in the three month period ended June 30, 2001. We recorded $182,900 of revenue in the six months ended June 30, 2002 compared to $0 in the six months ended June 30, 2001. Our revenue was generated from a combination of accrued license fees from Two Way TV Limited and non recurring revenue for development from Liberate Technologies and digeo, inc.

Selling, General and Administrative Expenses

Our selling, general and administrative (SG&A) expenses were $1,124,378 for the three months ended June 30, 2002 and $608,038 for the three months ended June 30, 2001. SG&A expenses were $1,641,708 in the six months ended June 30, 2002 as compared to $1,457,288 in the six months ended June 30, 2001. The increases of $516,340 and $184,420, respectively, reflect the additional expenses resulting from the merger with Interactive Network.

Interest Income

Interest income was $24,491 for the three months ended June 30, 2002 and $255 for the three months ended June 30, 2001. Interest income was $24,491 for the six months ended June 30, 2002 and $836 for the six months ended June 30, 2001. Interest income consists of interest earned on our cash balances and short-term investments and the increases are due to interest earned on the Restricted Cash balance held in relation to the Liabilities subject to compromise.

Net Operating Losses and Tax Credit Carry–Forwards

As of June 30, 2002, we believe we had approximately $7.1 million of federal net operating loss carry–forwards for tax reporting purposes available to offset future taxable income as compared to $3.7 million of net operating loss carry–forwards as of June 30, 2001. Such net operating loss carry–forwards begin to expire in 2015, to the extent that they are not utilized. We have not recognized any current benefit from the future use of loss carry–forwards since inception. Management’s evaluation of all the available evidence in assessing realizability of the tax benefits of such loss carry–forwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize the tax benefits currently. The net operating loss carry–forwards could be limited in future years if there is a significant change in our ownership.

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

Due to the foregoing factors, and the current situation of the Company as described in “Current Operations” above, our quarterly revenues and operating results are difficult to forecast. We believe that year-to-year comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. In addition, it is possible that in one or more future quarters our operating results will fall below the expectations of securities analysts and investors. In such event, the trading price of our common stock would almost certainly be materially adversely affected.

Liquidity and Capital Resources

Since inception, we have financed our operations through our stockholders’ initial contributions of $1,000,000 and our issuance of notes to our major stockholders. As of June 30, 2002, there were $800,000 of notes outstanding to Two Way TV Limited.

Two Way TV Limited has advanced $320,939 to us to finance our operations. We have agreed with Two Way TV Limited that we will prioritize repayment of such debt upon our receiving third-party funding of at least $3,000,000. At June 30, 2002, cash, cash equivalents and short-term investments, excluding restricted cash, totaled $71,556.

Cash used in operating activities was $1,365,823 for the six months ended June 30, 2002 and $1,497,574 for the six months ended June 30, 2001.  The decrease in cash used is attributable to reductions to our operating activities.

Cash provided by investing activities was $472,203 for the six months ended June 30, 2002 compared to cash used in investing activities of $25,361 for the six months ended June 30, 2001. Net cash used in investing activities reflects purchases of equipment, primarily computers and servers for deployment and expansion of our services. The net cash provided by investing activities in the first six months of fiscal 2002 was attributable to the acquisition of Interactive Network.

Cash provided by financing activities was $875,000 for the six months ended June 30, 2002 and was $800,000 for the six months ended June 30, 2001. Cash provided by financing activities was primarily from the issuance of notes to certain shareholders.

In June 2001 Interactive Network raised $1.625 million from the issuance of one year notes with a conversion option at $0.50. These notes were not converted by the note holders and fell due for repayment on June 27, 2002. We have not made any payments to the note holders and the notes are therefore in default. Management is negotiating a potential extension of the maturity of these notes, however no agreement has been reached and we believe that it is likely that certain note holders may commence legal action.

Our former President and Chief Operating Officer, Bob Regan, who resigned effective August 22, 2002, was employed in April 2000 and as part of his employment arrangement, we offered an annual bonus of 20% of his annual salary for performing his role and an additional 20% of his annual salary for meeting agreed objectives. We have not made any bonus payments to Mr. Regan since his employment commenced. Mr. Regan claims that he was owed a full bonus for each of the two years ending April 2002. The Company is currently considering the merits of this claim and has decided to accrue in full as at June 30, 2002 for this potential liability of $200,000.

On August 2, 1999, David B. Lockton filed a complaint for damages in the case entitled DAVID B. LOCKTON, ET AL. V. AT&T BROADBAND & INTERNET SERVICES, ET AL., currently pending in United States District Court for the Northern District of California. In his complaint, Mr. Lockton asserted several causes of action against Bruce W. Bauer, John J. Bohrer, Donald Graham, William Green, and William Groeneveld (the “Director Defendants”), in their capacities as directors of Interactive Network during the time that the actions on which Mr. Lockton’s claims are based. Effective April 30, 2002, Interactive Network merged with the Company. Although Interactive Network was not and the Company is not a party to this litigation, the Director Defendants have been and will be indemnified by the Company if and to the extent the Director Defendants are liable. Mr. Lockton also asserted a number of claims against AT&T Broadband & Internet Services and Gary S. Howard (the “AT&T Defendants”) and against attorney Joseph Cotchett. Mr. Lockton’s complaint sought compensatory and punitive damages, as well as attorneys’ fees and costs. Although Mr. Lockton’s complaint contains no specific prayer for an identified sum of monetary relief, he has indicated in his pleadings that he seeks damages in excess of $7,000,000. Mr. Lockton requested a jury trial.

On June 16, 2000, the court granted in part and denied in part the Director Defendants’ motion to dismiss the cause of action for breach of fiduciary duty. Thereafter, Mr. Lockton filed a first amended complaint, followed by the operative second amended complaint, asserting the following causes of action: (1) interference with contractual relations (first cause of action); (2) conspiracy to interfere with contractual relations (second cause of action); (3) intentional interference with prospective economic advantages (third cause of action); and (4) defamation (fourth cause of action) (against the Director Defendants only). The Director Defendants answered the second amended complaint on September 18, 2000.

On October 3, 2000, the AT&T Defendants filed a counterclaim against Mr. Lockton and a third party complaint against Interactive Network seeking declaratory relief.

On February 1, 2001, the AT&T Defendants filed a motion for summary judgment as to the first through third causes of action in the second amended complaint, in which motion the Director Defendants joined. On June 5, 2001, the court granted the motion as to the first through third causes of action.

The court set a trial date of February 19, 2002 on the remaining defamation claim against the Director Defendants, and a deadline for hearing dispositive motions of January 7, 2002.

The majority of discovery has been completed. Mr. Lockton served written discovery and noticed three depositions, and the Director Defendants propounded written discovery and took the deposition of Mr. Lockton. Only a small number of depositions remain to be taken.

On January 7, 2002, the Court heard the Director Defendants’ motion for summary judgment as to the single remaining claim, for defamation. The Court granted summary judgment in favor of defendants Green, Graham, and Groeneveld, and denied summary judgment for defendants Bauer and Bohrer. The Court additionally vacated the trial date, and set a status and trial setting conference for February 4, 2002.

The named parties agreed to a mediation, which resulted in a handwritten and signed settlement agreement dated March 13, 2002, to be followed by further documentation and execution of certain obligations by the parties thereto. Disagreements arose between the parties in attempting to draft and agree upon further documentation, and there was no execution of the obligations set forth in the mediation settlement. As a result, both Lockton and the Director Defendants filed pleadings with the District Court in July 2002 indicating that the settlement had failed and that the case should be restored to the civil active list, and set for trial. On August 1, 2002, the AT&T Defendants filed an opposition to the other parties’ separate requests to reset the case, requesting that the case be sent back into mediation and that the mediation settlement be enforced. The matter of the mediation is currently pending with the District Court and will come before the Court in September 2002.

In addition, Lockton has indicated his intention to file an amendment to his complaint to add the law firm of Morrison & Foerster and two of its partners as Defendants in the case, which the Director Defendants intend to oppose. Further, Lockton has filed a motion for leave to file a motion to reconsider the Court’s rulings on summary judgment, which the Director Defendants intend to oppose.

As noted above, we have recently secured a total of $300,000 of financing from Two Way TV Limited in the form of an unsecured one year convertible note which bears interest at the maximum rate allowed by law. Of this amount, $150,000 was received prior to June 30, 2002. Two Way TV Limited has offered to loan us an additional $150,000, subject to our agreement to pledge our intellectual property to secure the entire loan balance and our ability to obtain certain waivers from the holders of the $1.625 million in notes issued by Interactive Network in June 2001. We are considering this offer. We currently have no commitments for any additional financing beyond this and we may be unable to raise needed cash on terms acceptable to us if at all. If we grant a security interest to Two Way TV Limited, our failure to repay the note in a timely manner may result in Two Way TV Limited executing on their security interest in our assets upon a default if the note and accrued interest are not repaid when due on June 30, 2003.

In July 2002 we settled an outstanding claim with Fish & Richardson related to their claim in the bankruptcy of Interactive Network. The resolution of this claim may result in the release of funds to the Company of some $185,000 however, this will depend on approval by the bankruptcy court which is currently scheduled to consider this matter on September 6, 2002, and any competing claims for recovery by any of our other creditors.

We believe that our current cash will not be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the remainder of 2002 and as noted above, have presently ceased all revenue generating operations. We are currently seeking to sell additional equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to secure additional financing required to support our activities by September 2002, we will most likely cease all operations.

We have not been able to meet our ongoing trade obligations on a current basis, and as a result, we expect that creditors may file actions against us to recover amounts allegedly due from us. On August 9, 2002, an action was filed against us by The Brenner Group, Inc. in Santa Clara Superior Court, case number CV 810174, for amounts purportedly due for accounting services in the sum of $18,132.94, plus costs of suit and attorneys fees incurred. We may consider filing for protection with the United States Bankruptcy Court, depending on our efforts to locate additional financing, and the actions taken by our creditors.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. Statement 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

Factors Affecting Future Operating Results

We are in default of the convertible notes issued by Interactive Network in June 2001, which may prevent us from resuming operations.

In June 2001 Interactive Network raised $1.625 million from the issuance of one year notes with a note holder conversion option into common stock at $0.50. These notes were not converted by the note holders and fell due for repayment on June 27, 2002. We have not made any payments to the note holders and the notes are therefore in default. Management is negotiating a potential extension of the maturity of these notes, however no agreement has been reached and we believe that it is likely that certain note holders may commence legal action.

Our financial condition is extremely weak and we may be unable to continue as a going concern.

Our operations have been dependent upon short-term borrowing from our stockholders and other funding resources. Our independent auditors report on our consolidated financial statements for the year ended December 31, 2001 includes language reflecting that substantial doubt exists as to our ability to continue as a going concern. We have currently ceased all revenue generating operations. Our financial statements show an accumulated deficit of approximately $7.1 million. We expect to continue to incur net losses and negative cash flow for the foreseeable future and, unless we are able to resume operations and/or merge or affiliate with a business that generates revenue and obtain financing necessary to support these activities by September 2002, we will most likely be forced to cease all operations. Accordingly, any purchaser of our securities should be prepared to lose his entire investment.

If we are unable to raise additional capital on acceptable terms, we may be forced to curtail all activities and liquidate.

We had approximately $71,000 in cash as of June 30, 2002. It is anticipated that our existing capital resources will not be sufficient to meet our cash requirements for the next four months and that we will need to raise additional financing during that period. If we cannot raise or borrow the necessary additional funds on acceptable terms, we may not be able to operate our business as currently anticipated or develop or enhance our intellectual property, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

If we raise additional capital through the issuance of equity securities or rights convertible into equity securities, the percentage ownership of our existing shareholders will decline, shareholders may experience dilution in net book value per share, or these equity securities or rights may have rights, preferences or privileges senior to those of the holders of our common stock. Any debt financing, if available, may involve covenants limiting or restricting our operations or future opportunities.

We have incurred significant net losses and may never achieve profitability.

Since our launch in January 2000, we have operated at a loss. During the period from January 10, 2000 to December 31, 2001, we generated no revenue and had a net loss of $4.7 million. Furthermore, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future. The report of our independent auditor on our December 31, 2001 financial statements contains a statement as to our ability to continue as a going concern.

We may be forced to seek protection under applicable provisions of the Federal Bankruptcy Code if we are unable to meet our ongoing trade and debt obligations which may result in certain of our intellectual property licenses being terminated.

In addition to our default on the June 2001 notes issued by Interactive Network, we have not been able to meet our ongoing trade obligations on a current basis, and as a result, we expect that creditors will file actions against us to recover amounts allegedly due from us. We may be forced to consider filing for protection with the United States Bankruptcy Court, depending upon the success of our efforts to locate additional financing, and the actions taken by our creditors.  In the event that we file for bankruptcy protection, our licenses to use the intellectual property of Two Way TV Limited may be terminated and we may not be able to resume our revenue generating operations unless we are able to obtain licenses from third parties which may not be available to us on acceptable terms or at all.

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

Our stock price may be volatile.

Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results and general conditions in the highly dynamic industry in which we will compete or the national economies in which we will do business, and other factors, could cause the price of our common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could have a significantly harmful effect on the market price of our common stock.

The industry in which we operate is highly competitive, and competition from bigger, better capitalized competitors could result in price reductions, reduced gross margins and loss of market share if we resume our operations.

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

If we resume our business, our success depends on our ability to keep pace with the latest technological changes.

We currently have ceased our revenue generating activities. If we resume these business activities, the market for iTV games and enhanced television products is characterized by evolving industry standards, rapid technological change and frequent new product introductions and enhancements. Our technology and intellectual property are designed to enable our customers to create interactive entertainment. Accordingly, our success will depend in large part upon our ability to adhere to and adapt our iTV games and enhanced television products to evolving industry-wide standards for iTV games and enhanced television products. Therefore, we will need to develop and introduce new products that meet changing customer requirements and emerging industry standards on a timely basis. In addition, we may:

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

If we resume our business, we may have difficulty recruiting professionals for our business.

Our business requires experienced programmers, creative designers, and application developers. Our success will depend on identifying, hiring, training and retaining such experienced, knowledgeable professionals. We must recruit talented professionals in order for our business to grow. There is significant competition for employees with the skills required to develop the products and perform the services we offer. There can be no assurance that we will be able to attract a sufficient number of qualified employees in the future to sustain and grow our business, or that we will be successful in motivating and retaining the employees we are able to attract. If we cannot attract, motivate and retain qualified professionals, our business, financial condition and results of operations will suffer. In addition, as a result of our recent cost reductions, we have laid off certain key personnel, and there is no assurance that such key personnel, or qualified replacement personnel will be available to us, if and when needed.

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

We expects that, like other iTV games and enhanced television products providers, we will increasingly be subject to infringement claims as the number of products and competitors developing iTV games and enhanced television products grows and the functionality of products in different industry segments overlaps. From time to time, we hire or retain employees or external consultants who may work for other companies developing products similar to those offered by us. These former employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any such litigation could prevent us from exploiting our patent portfolio and cause us to incur substantial costs, which in turn could materially adversely affect our business.

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

Increasing government regulation could cause demand for our products and services to decline significantly if we resume our operations.

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

One or more states or provinces or the federal government could enact regulations aimed at companies, like us, which provide iTV games and enhanced television products. The likelihood of such regulations being enacted will increase as iTV becomes more pervasive and extends to more people’s daily lives. Any such legislation or regulation could dampen the growth of the industry of iTV games and enhanced television. If such a reduction in growth occurs, demand for our products and services will decline significantly.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

It is our policy not to enter into derivative financial instruments. Due to this policy, we did not have significant overall interest rate risk exposure at June 30, 2002.

Foreign Currency Rate Risk

We have no transactions in currencies other than United States dollars. We do not currently have any significant foreign currency exposure, and we do not expect to incur significant currency–related gains or losses in 2002. We did not engage in foreign currency hedging activities during the twelve months ended December 31, 2001 or the six months ended June 30, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 2, 1999, David B. Lockton filed a complaint for damages in the case entitled DAVID B. LOCKTON, ET AL. V. AT&T BROADBAND & INTERNET SERVICES, ET AL., currently pending in United States District Court for the Northern District of California. In his complaint, Mr. Lockton asserted several causes of action against Bruce W. Bauer, John J. Bohrer, Donald Graham, William Green, and William Groeneveld (the “Director Defendants”), in their capacities as directors of Interactive Network during the time that the actions on which Mr. Lockton’s claims are based. Effective April 30, 2002, Interactive Network merged with the Company. Although Interactive Network was not and the Company is not a party to this litigation, the Director Defendants have been and will be indemnified by the Company if and to the extent the Director Defendants are liable. Mr. Lockton also asserted a number of claims against AT&T Broadband & Internet Services and Gary S. Howard (the “AT&T Defendants”) and against attorney Joseph Cotchett. Mr. Lockton’s complaint sought compensatory and punitive damages, as well as attorneys’ fees and costs. Although Mr. Lockton’s complaint contains no specific prayer for an identified sum of monetary relief, he has indicated in his pleadings that he seeks damages in excess of $7,000,000. Mr. Lockton requested a jury trial.

On June 16, 2000, the court granted in part and denied in part the Director Defendants’ motion to dismiss, dismissing Mr. Lockton’s cause of action for breach of fiduciary duty. Thereafter, Mr. Lockton filed a first amended complaint, followed by the operative second amended complaint, asserting the following causes of action: (1) interference with contractual relations (first cause of action); (2) conspiracy to interfere with contractual relations (second cause of action); (3) intentional interference with prospective economic advantages (third cause of action); and (4) defamation (fourth cause of action) (against the Director Defendants only). The Director Defendants answered the second amended complaint on September 18, 2000.

On October 3, 2000, the AT&T Defendants filed a counterclaim against Mr. Lockton and a third party complaint against Interactive Network seeking declaratory relief.

On February 1, 2001, the AT&T Defendants filed a motion for summary judgment as to the first through third causes of action in the second amended complaint, in which motion the Director Defendants joined. On June 5, 2001, the court granted the motion as to the first through third causes of action.

Also on August 20, 2001, the court set a trial date of February 19, 2002 on the remaining defamation claim against the Director Defendants, and a deadline for hearing dispositive motions of January 7, 2002.

The majority of discovery has been completed. Mr. Lockton served written discovery and noticed three depositions, and the Director Defendants propounded written discovery and took the deposition of Mr. Lockton. Only a small number of depositions has not yet been taken.

On January 7, 2002, the Court heard the Director Defendants’ motion for summary judgment as to the single remaining claim, for defamation. The Court granted summary judgment in favor of defendants Green, Graham, and Groeneveld, and denied summary judgment for defendants Bauer and Bohrer. The court additionally vacated the trial date, and set a status and trial setting conference for February 4, 2002.

The named parties agreed to a mediation, which resulted in a handwritten and signed settlement agreement dated March 13, 2002, to be followed by further documentation and execution of certain obligations by the parties thereto. Disagreements arose between the parties in attempting to draft and agree upon further documentation, and there was no execution of the obligations set forth in the mediation settlement. As a result, both Lockton and the Director Defendants filed pleadings with the District Court in July 2002 indicating that the settlement had failed and that the case should be restored to the civil active list, and set for trial. On August 1, 2002, the AT&T Defendants filed an opposition to the other parties’ separate requests to reset the case, requesting that the case be sent back into mediation and that the mediation settlement be enforced. The matter of the mediation is currently pending with the District Court and will come before the Court in September 2002.

In addition, Lockton has indicated his intention to file an amendment to his complaint to add the law firm of Morrison & Foerster and two of its partners as Defendants in the case, which the Director Defendants intend to oppose. Further, Lockton has filed a motion for leave to file a motion to reconsider the Court’s rulings on summary judgment, which the Director Defendants intend to oppose.

In July 2002 we settled an outstanding claim with Fish & Richardson related to their claim in the bankruptcy of Interactive Network. The resolution of this claim may result in the release of funds to the Company of some $185,000 however, this will depend on approval by the bankruptcy court which is currently scheduled to consider this matter on September 6, 2002, and any competing claims for recovery by any of our other creditors.

We continue to dispute the claims of National Datacast, Inc. in Interactive Network's bankruptcy proceeding filed prior to our merger. As of June 30, 2002, National Datacast’s claim, including accrued interest, totaled approximately $5.7 million. We appealed the July 2000 memorandum decision and on November 13, 2000, we obtained from the Bankruptcy Court a stay of enforcement of the judgment by National Datacast pending the appeal. We filed our opening brief on March 6, 2001. National Datacast filed a cross appeal against us on issues on which the bankruptcy court found for us involving potential damages in the amount of approximately $800,000. The stay of enforcement of the judgment is conditioned on our funding of the reserve account securing the claims of unpaid or disputed claims created by our confirmed plan of reorganization at 100% of the remaining claims and adjusting the reserve account on a monthly basis thereafter enough to cover remaining claims in light of accruing interest, where applicable. We funded the reserve account within the deadline set by the stay order. The approximately $800,000 at issue in National Datacast’s cross appeal was not requested to be covered by the reserve account at the time we obtained the stay from the Bankruptcy Court and it is not currently covered. We expect a decision in the matter by the Court of Appeal in the near future. A decision in our favor could result in the release of funds to us. However, in August 2002 we ceased making any interest payments to the reserve account necessary to maintaining the stay which will result in distribution of funds to National Datacast. This will not impact the merits of the appeal, but it may affect the recoverability of any judgment awarded in our favor.

On August 9, 2002, an action was filed against us by The Brenner Group, Inc. in Santa Clara Superior Court, case number CV 810174, for amounts purportedly due for accounting services in the sum of $18,132.94, plus costs of suit and attorneys fees incurred.

Item 2.                             Changes in Securities and Use of Proceeds.

(c) Recent Sales of Unregistered Securities

We issued convertible notes (the “Notes”) to our two shareholders, Interactive Network, Inc. and Two Way TV Limited, in June 2002 in the amount of $150,000 and a further $150,000 in notes was issued in July 2002. Two Way TV Limited has offered to extend an additional $150,000 to us, subject to our agreement to pledge our intellectual property to secure the entire loan balance and our ability to obtain certain waivers from the holders of the $1.625 million in notes issued by Interactive Network in June 2001. We are currently considering this offer. The Notes are for a one year term, bear interest at the maximum rate allowed by law and are convertible into our common stock at a conversion price of $0.12 per share. The loan balance plus accrued interest is due and payable on June 30, 2003. The Notes were issued pursuant to Section 4(2) of the Securities Act. The proceeds from the issuance of the Notes were used fund our operations.

Item 3.                             Defaults Upon Senior Securities.

(a) In June 2001 Interactive Network raised $1.625 million from the issuance of one year notes with a conversion option at $0.50. These notes were not converted by the note holders and fell due for repayment on June 27, 2002. We have not made any payments to the note holders and the notes are therefore in default. As of June 30, 2002, $162,000 in interest has accrued on these notes. Management is negotiating a potential extension of the maturity of these notes, however no agreement has been reached and we believe that it is likely that certain note holders may commence legal action.

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

3.1

Certificate of Incorporation of Two Way TV (US), Inc., formerly TWIN Entertainment, Inc., as amended (Incorporated by reference from Exhibit 3.1 to our Form 10-Q as filed with the Commission on May 15, 2002).

3.2	Bylaws of Two Way TV (US), Inc., formerly TWIN Entertainment, Inc.

99.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)           Reports on Form 8-K:

On May 15, 2002, we filed a current report on Form 8-K announcing our merger with Interactive Network, Inc. We amended that Form 8-K on July 12, 2002, attaching pro forma financial statements for the merged company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Los Angeles, State of California on August 27, 2002.

TWO WAY TV (US), INC.

By:	/s/ PIERS WILSON
Piers Wilson
Chief Executive Officer and Chief Financial Officer
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

3.1

Certificate of Incorporation of Two Way TV (US), Inc., formerly TWIN Entertainment, Inc., as amended (Incorporated by reference from Exhibit 3.1 to our Form 10-Q as filed with the Commission on May 15, 2002).

3.2	Bylaws of Two Way TV (US), Inc., formerly TWIN Entertainment, Inc.
99.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.