Form 10-Q
period 2002-09-30
TWO WAY TV US INC
filed 2002-11-19
CIK 1159041

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE TRANSITION PERIOD FROM      TO

                         COMMISSION FILE NUMBER 0-49610


                              TWO WAY TV (US), INC.
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                            943349099
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

     6300 WILSHIRE BLVD., SUITE 1750
         LOS ANGELES, CALIFORNIA                                90048
 (Address of principal executive offices)                     (Zip Code)

                                 (323) 852-6164
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 92,854,425 shares of Common Stock, outstanding as of November 19, 2002.
================================================================================

                              TWO WAY TV (US), INC.
                                    FORM 10-Q
                     For The Period Ended September 30, 2002

PART I       FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)
             Balance Sheets
                 September 30, 2002 and December 31, 2001
             Statements of Operations
                 Three and Nine Months Ended September 30, 2002 and September 30, 2001
             Statements of Cash Flows
                 Nine Months Ended September 30, 2002 and September 30, 2001
             Notes to the Financial Statements

    Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    Item 4.  Controls and Procedures

PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings

    Item 2.  Changes in Securities and Use of Proceeds

    Item 3.  Defaults Upon Senior Securities

    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

Signatures

Certifications

Index to Exhibits

                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including, without limitation, statements regarding possible growth in the market for interactive digital TV and new product development. Except for historical information, the matters discussed in this report on Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected due to certain factors, including those discussed below in
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Factors Affecting Future Operating Results and elsewhere in this report. You should not rely on forward-looking statements in this report or in the pages from our other filings made with the SEC incorporated by reference into this report, if any. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report on Form 10-Q.


                                    PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                         TWO WAY TV US, INC.
                                           BALANCE SHEETS
                              SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                                      UNAUDITED         DECEMBER
                                                                 SEPTEMBER 30, 2002     31, 2001
                                                                   -------------      -------------
ASSETS

Current assets
   Restricted cash                                                 $  5,662,167                  0
   Cash                                                                 153,456       $     90,176
   Accounts receivable                                                  218,700             30,000
                                                                   -------------      -------------
     Total current assets                                             6,034,323            120,176

Property and equipment net of accumulated depreciation                  295,386            388,363
Deposits and other assets                                                13,685             20,655
                                                                   -------------      -------------

     Total assets                                                  $  6,343,394       $    529,194
                                                                   =============      =============

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable and accrued liabilities                        $  1,487,739       $     27,551
   Accounts payable shareholder                                          71,485             71,485
   Convertible notes payable                                          1,819,529            500,000
   Deferred legal fees                                                1,437,850
   Liabilities subject to compromise                                  5,533,643
                                                                   -------------      -------------
     Total current liabilities                                       10,350,246            599,036

Amount due to shareholders                                              320,939            320,939
Notes due shareholders                                                1,000,000                  0
                                                                   -------------      -------------
                                                                     11,671,185            919,975
                                                                   -------------      -------------

Commitments and contingencies shareholders' equity (deficit):
Preferred stock                                                               0                  0
   Common stock at par value                                             93,120             26,800
   Additional paid-in capital                                         2,115,200          4,373,200
   Due from shareholder                                                       0            (75,000)
   Accumulated deficit                                               (7,536,111)        (4,715,781)
                                                                   -------------      -------------
     Total shareholders' equity (deficit)                            (5,327,791)          (390,781)
                                                                   -------------      -------------

     Total liabilities and shareholders' equity (deficit)          $  6,343,394       $    529,194
                                                                   =============      =============


                                              TWO WAY TV US, INC.
                                            STATEMENT OF OPERATIONS
                                                  (UNAUDITED)


                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            -----------------------------       ------------------------------
                                                              UNAUDITED                          UNAUDITED
                                                              SEPTEMBER        SEPTEMBER         SEPTEMBER         SEPTEMBER
                                                              30, 2002          30, 2001          30, 2002          30, 2001
                                                            ------------      ------------      ------------      ------------
Revenue                                                          72,900                 0           255,800                 0

General and administrative expense                              661,030           534,331         2,302,318        (1,921,690)
                                                            ------------      ------------      ------------      ------------

   Loss from operations                                        (588,130)         (534,331)       (2,046,518)       (1,921,690)
                                                            ------------      ------------      ------------      ------------

Other income and (expense)
   Interest income                                               23,804                35            48,295               871
   Interest (expense)                                           (69,690)                0          (282,051)                0
   Impairment loss                                                    0                 0          (674,000)                0
   Other income and (expense)                                   193,741                 0           193,741           (70,000)
                                                            ------------      ------------      ------------      ------------
     Net other income and (expense)                             147,855                35          (714,015)          (69,129)

   Net income/(loss) before taxes on income                    (440,275)         (534,296)       (2,760,533)       (1,990,819)

   Taxes on income                                                    0              (376)             (420)           (2,308)
   NET INCOME/(LOSS)                                           (440,275)         (534,672)       (2,760,953)       (1,993,127)
                                                            ------------      ------------      ------------      ------------

Basic and diluted net loss per share                        $     (0.02)      $     (0.01)      $     (0.02)      $     (0.02)

Shares used in basic and diluted per share calculation       92,854,425        70,587,278        92,854,425        70,587,278
                                                            ------------      ------------      ------------      ------------




                                              TWO WAY TV US, INC.
                                           STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                           ------------------------------
                                                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                                               2002              2001
                                                                           ------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                       $(2,760,953)      $(1,993,057)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                              29,580            54,155
     Changes in assets and liabilities:
       Accounts receivable                                                    (188,700)                0
       Prepaid expenses and other assets                                         6,970                 0
       Accounts payable                                                        826,665           (51,121)
       Shareholder payable                                                     (71,485)          (35,158)
       Impairment allowance and goodwill                                       674,000            70,000
                                                                           ------------      ------------
         Cash provided by (used in) operating activities:                   (1,483,923)       (1,955,181)
                                                                           ------------      ------------

Cash flows from investment activities:
   Purchase of equipment (net)                                                  (6,633)          (98,969)
   Goodwill acquired                                                          (614,000)                0
   Acquisition of Interactive Network                                        1,092,836                 0
                                                                           ------------      ------------
         Cash provide by (used in) investment activities:                      472,203           (98,969)
                                                                           ------------      ------------

Cash flows from financing activities:
   Redemption of debt (net)                                                          0        (3,400,000)
   Notes payable to shareholders                                             1,075,000         1,400,000
   Sale of common stock, net                                                         0         3,400,000
                                                                           ------------      ------------
         Cash flow provided by (used in) financing activities:               1,075,000         1,400,000
                                                                           ------------      ------------

Net decrease in cash                                                            63,280          (654,150)
Cash at beginning of period                                                     90,176           783,182
                                                                           ------------      ------------
Cash at end of period                                                      $   153,456       $   129,032
                                                                           ============      ============

                              TWO WAY TV (US), INC.
                       (FORMERLY TWIN ENTERTAINMENT, INC.)
           NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR
                    THE NINE MONTHS ENDED SEPTEMBER 30, 2002

The consolidated financial information of Two Way TV (US), Inc. (the Company) furnished herein reflects all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations and cash flows for the periods presented.


This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Report for the year ended December 31, 2001 filed with the Securities and Exchange Commission (SEC) on April 16, 2002, the Form 8-K filed with the SEC on May 15, 2002, as amended on July 12, 2002 to attach pro forma financial statements for the merged company and the Form 10-Q filed with the SEC on August 27, 2002. The results of operations for the three-month period ended September 30, 2002 are not necessarily indicative of the results for any subsequent quarter or for the entire year ending December 31, 2002.

NOTE 1.  MERGER WITH INTERACTIVE NETWORK, INC.

         The following are the principal terms with respect to the exchange of shares of capital stock of Two Way TV (US), Inc., formerly TWIN Entertainment, Inc. (the Company), a Delaware corporation, for the shares of Interactive Network, Inc., a California corporation.

MERGER

         On May 31, 2001, Interactive Network, the Company and Two Way TV Limited, a corporation organized under the laws of England and Wales, entered into an Agreement and Plan of Reorganization providing for a merger (the Merger) of Interactive Network into the Company, with the Company as the surviving corporation. Immediately prior to the Merger, each share of the Company's common stock was split at a ratio of 3.5293639 for 1. Concurrent with the Merger, all shares of the Company held by Interactive Network were cancelled. The Interactive Network shareholders were issued 45,660,949 shares in exchange for their shares of Interactive Network common stock. In the Merger, each share of common stock of Interactive Network was converted into one share of common stock of the Company, and options and warrants to purchase Interactive Network common stock and promissory notes convertible into Interactive Network common stock were converted into options and warrants to purchase and promissory notes convertible into the same number of shares of common stock of the Company under the same conditions. The Merger was accounted for as a purchase transaction for accounting and financial reporting purposes, in accordance with generally accepted accounting principles. After the Merger, the results of operations of Interactive Network were included in the consolidated financial statements of the Company. The purchase price was allocated based on the fair values of the assets acquired and the liabilities assumed by the combined company. Interactive Network had a pre-acquisition shareholder deficiency of approximately $3,231,000 at March 31, 2002. The consolidation recognizes the $614,000 of goodwill that arises from the combination by bringing the intangible rights of Interactive Network directly under the ownership of the Company, rather than the indirect ownership through license that existed prior to Merger. The remaining $2,617,000 has been charged to additional paid-in capital $2,192,000 and due to shareholder $425,000. On August 30, 2001, TWIN Entertainment, Inc. changed its name to Two Way TV (US), Inc. The Merger was effective as of April 30, 2002.

NOTE 2.  CONTINGENT LIABILITIES AND LITIGATION

         A former shareholder has the right to be paid $1.85 million under the terms of a promissory note which provides that no payments become due and payable until such time as the Company has generated certain levels of positive cash flow from operations for two consecutive quarters. No liability has been accrued for this contingent liability, because the Company has never achieved positive cash flow, and the possibility that it will achieve such cash flows in the future is remote. In addition, the former shareholder is engaged in continuing litigation with some of the Company's current and former directors. The Company has agreed to indemnify the directors in the event they suffer a loss. See also Part II, "Item 1. Legal Proceedings-Lockton Matter" of this Report on Form 10-Q.

         In June 2001 Interactive Network raised $1.625 million from the issuance of one year notes with a note holder conversion option into common stock at $0.50. These notes were not converted by the note holders and fell due for repayment in or about June 2002. The Company has not made any payments to the note holders and the notes are therefore in default. Management is negotiating a potential extension of the maturity of these notes, however no agreement has been reached and certain note holders may commence legal action against the Company.

NOTE 3.  NOTES PAYABLE

         During the quarter ended September 30, 2002, the company received financing from Two Way TV Limited of $50,000 which was received in the form of an unsecured debt obligation. The loan is for a one year term and bears interest at the rate of 10%. The loan balance plus accrued interest becomes due and payable in September 2003. The Company also received financing from Two Way TV Limited in the amount of $150,000 during the quarter ended September 30, 2002, in the form of a loan that is convertible into shares of the Company's Common Stock at a price of $0.12 per share.

NOTE 4.  IMPAIRMENT OF LONG LIVED ASSETS

         In accordance with SFAS No. 141 Business Combinations and SFAS No. 142 Accounting for Goodwill, the Company recorded approximately $614,000 of goodwill in conjunction with its purchase of Interactive Network, Inc.

         For reasons discussed in Note 6 below, the Company determined that the goodwill was permanently and totally impaired. Consequently an impairment loss of $614,000 was recognized in the quarter ended June 30, 2002.

NOTE 5.  DISCONTINUED OPERATIONS

         The Company believes that its current cash will not be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the remainder of 2002 and has currently ceased all of its revenue generating operations. The Company is currently seeking to sell additional equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to its stockholders, and the Company cannot be certain that additional financing will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to secure additional financing required to support its activities by December 2002, it will most likely cease all its operations.

         The Company has not been able to meet its ongoing trade obligations on a current basis, and as a result, certain of the Company's creditors have filed or have threatened to file actions against the Company. See Part II, "Item 1. Legal Proceedings" for additional information regarding certain of these claims which have been filed against the Company. The Company expects that other actions may be filed against the Company to recover amounts allegedly due from the Company. The Company may consider filing for protection with the United States Bankruptcy Court, depending on its efforts to work out payment plans with creditors, locate additional financing, and the actions taken by the Company's creditors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, CERTAIN STATEMENTS IN THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A) ARE FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORD EXPECTS, ANTICIPATES, ESTIMATES, AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. SUCH RISKS AND UNCERTAINTIES ARE SET FORTH BELOW UNDER FACTORS AFFECTING FUTURE OPERATING RESULTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

         Two Way TV (US), Inc., (we, us, Two Way TV) formerly Twin Entertainment, Inc., was created as a joint venture between Interactive Network, Inc. and Two Way TV Limited. We were incorporated in Delaware on January 10, 2000 in order to develop and market Interactive Network's patent portfolio and Two Way TV Limited's content, technology and patents for digital interactive services.

         On April 30, 2002, we completed our merger with Interactive Network, Inc. Former Interactive Network shareholders as a whole now own approximately 49% of our issued and outstanding stock, with the balance held by Two Way TV Limited. As a result of the merger, we now own and control all of Interactive Network's intellectual property and in particular their patent portfolio. Following the effective date of the merger, our common stock was formally listed on the NASDAQ Over the Counter Bulletin Board with the ticker symbol TWTV.

         We have only a limited operating history upon which you can evaluate our business and prospects. Our limited operating history and the rapidly changing nature of our business makes predicting our future operating results difficult. As a result, we believe that our results for any particular period are not indicative of future operating results.

CURRENT OPERATIONS

         Over the last nine months we have continuously reduced our operations and in the quarter ended June 30, 2002, we suspended all of our revenue generating operations because the income generated by our business was not sufficient to sustain these operations. During our last fiscal year, we incurred a net loss of $3.9 million on a proforma basis and in the quarter ended September 30, 2002, we incurred a net loss of $440,275 million and had negative cash flow from operations of $118,000. In order to resume and maintain operations for at least one year thereafter, we estimate that, exclusive of currently outstanding debt, we will require financing of approximately $2 million, although we cannot assure you that this amount will be adequate for this purpose. We are investigating the possibility of merging or otherwise affiliating with a business that could benefit from the use of our technology and patents, but currently have not identified any such business. Any such merger or affiliation will also most likely require significant financing. Since April 1, 2002, we have borrowed $575,000 from Two Way TV Limited. During the quarter ended September 30, 2002, we borrowed $200,000 from Two Way TV Limited, $150,000 of which was obtained pursuant to an unsecured one-year loan that is convertible into shares of our Common Stock at a price of $0.12 per share and $50,000 of which was borrowed pursuant to an unsecured debt obligation that is due in September 2003 and bears interest at the rate of 10%. Two Way TV Limited offered to extend another $100,000 to us, subject to our agreement to secure the entire loan amount with our intellectual property and our ability to obtain certain waivers from the holders of $1.625 million in notes issued by Interactive Networks in June 2001. However, we were unable to meet these conditions and the offer of additional funding has now been withdrawn. We have received an informal offering of additional funding from certain note holders, subject to granting them a security interest with respect to all new capital loaned, as well as to some of the prior amounts loaned to us pursuant to the June 2001 notes, and meeting certain other conditions, however, we currently have no firm commitments for any additional financing and may be unable to raise needed cash on terms acceptable to us if at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. Further, our weak financial condition could restrict our ability to merge or affiliate with a business partner as well as prevent us from establishing a source of financing. If we are unable to secure the financing required to support our activities by December 2002, we will most likely cease all operations.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

REVENUE

         We recorded $72,900 of revenue in the three month period ended September 30, 2002 compared to $0 in the three month period ended September 30, 2001. We recorded $255,800 of revenue in the nine months ended September 30, 2002 compared to $0 in the nine months ended September 30, 2001. Our revenue was generated from accrued license fees from Two Way TV Limited.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Our selling, general and administrative (SG&A) expenses were $661,030 for the three months ended September 30, 2002 and $534,331 for the three months ended September 30, 2001. SG&A expenses were $2,302,318 in the nine months ended September 30, 2002 as compared to $1,921,690 in the nine months ended September 30, 2001. The increases of $126,699 and $380,628, respectively, reflect the additional expenses resulting from the merger with Interactive Network.

INTEREST INCOME

         Interest income was $23,804 for the three months ended September 30, 2002 and $35 for the three months ended September 30, 2001. Interest income was $48,295 for the nine months ended September 30, 2002 and $871 for the nine months ended September 30, 2001. Interest income consists of interest earned on our cash balances and short-term investments and the increases are due to interest earned on the Restricted Cash balance held in relation to the Liabilities subject to compromise.

NET OPERATING LOSSES AND TAX CREDIT CARRY-FORWARDS

         As of September 30, 2002, we believe we had approximately $7.5 million of federal net operating loss carry-forwards for tax reporting purposes available to offset future taxable income as compared to $4.2 million of net operating loss carry-forwards as of September 30, 2001. Such net operating loss carry-forwards begin to expire in 2015, to the extent that they are not utilized. We have not recognized any current benefit from the future use of loss carry-forwards since inception. Management's evaluation of all the available evidence in assessing realizability of the tax benefits of such loss carry-forwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize the tax benefits currently. The net operating loss carry-forwards could be limited in future years if there is a significant change in our ownership.

         Because we have ceased our revenue generating activities, we do not expect any material revenue or earnings to be generated during the fourth quarter of fiscal 2002 and possibly into fiscal 2003. However, in the event that we do resume our revenue generating activities, as a result of our limited operating history and the emerging nature of our markets, it is difficult for us to forecast our revenues or earnings accurately. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.

         In addition, our limited operating history and rapid growth will make it difficult for us to assess the impact of seasonal factors on our business. Nevertheless, we expect our business to be subject to television usage seasonal fluctuations, reflecting a combination of seasonal trends for the products and services offered by us.

         Also, our business also may be subject to cyclical variations for the products and services we offer, depending highly on the adoption and installation of needed technology, especially sophisticated digital set-top boxes, by our distributors.

         Due to the foregoing factors, and the current situation of the Company as described in Current Operations above, our quarterly revenues and operating results are difficult to forecast. We believe that year-to-year comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. In addition, it is possible that in one or more future quarters our operating results will fall below the expectations of securities analysts and investors. In such event, the trading price of our common stock would almost certainly be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations through our stockholders initial contributions of $1,000,000 and our borrowing from our major stockholders. As of September 30, 2002, there were $1,075,000 of loans outstanding to Two Way TV Limited.

         Two Way TV Limited has advanced $320,939 to us to finance our operations. We have agreed with Two Way TV Limited that we will prioritize repayment of such debt upon our receiving third-party funding of at least $3,000,000. At September 30, 2002, cash, cash equivalents and short-term investments, excluding restricted cash, totaled $153,456.

         Cash used in operating activities was $1,483,923 for the nine months ended September 30, 2002 and $1,955,181 for the nine months ended September 30, 2001. The decrease in cash used is attributable to reductions to our operating activities.

         Cash provided by investing activities was $472,203 for the nine months ended September 30, 2002 compared to cash used in investing activities of $98,969 for the nine months ended September 30, 2001. Net cash used in investing activities reflects purchases of equipment, primarily computers and servers for deployment and expansion of our services. The net cash provided by investing activities in the first nine months of fiscal 2002 was attributable to the acquisition of Interactive Network.

         Cash provided by financing activities was $1,075,000 for the nine months ended September 30, 2002 and was $1,400,000 for the nine months ended September 30, 2001. Cash provided by financing activities was primarily from the issuance of notes to certain shareholders.

         In June 2001 Interactive Network raised $1.625 million from the issuance of one year notes with a conversion option at $0.50. These notes were not converted by the note holders and fell due for repayment on June 27, 2002. We have not made any payments to the note holders and the notes are therefore in default. Management is continuing to negotiate a potential extension of the maturity of these notes, however no agreement has been reached and we believe that it is likely that certain note holders may commence legal action.

         Our former President and Chief Operating Officer, Bob Regan, who resigned effective August 22, 2002, was employed in April 2000 and as part of his employment arrangement, we offered an annual bonus of 20% of his annual salary for performing his role and an additional 20% of his annual salary for meeting agreed objectives. We have not made any bonus payments to Mr. Regan since his employment commenced. Mr. Regan claims that he was owed a full bonus for each of the two years ending April 2002. The Company is currently considering the merits of this claim and has decided to accrue in full as at September 30, 2002 for this potential liability of $200,000.

         On August 2, 1999, David B. Lockton filed a complaint for damages in the case entitled DAVID B. LOCKTON, ET AL. V. AT&T BROADBAND & INTERNET SERVICES, ET AL., currently pending in United States District Court for the Northern District of California (Lockton Matter). In his complaint, Mr. Lockton asserted several causes of action against Bruce W. Bauer, John J. Bohrer, Donald Graham, William Green, and William Groeneveld (the Director Defendants), in their capacities as directors of Interactive Network during the time that the actions on which Mr. Lockton's claims are based. Effective April 30, 2002, Interactive Network merged with the Company. Although Interactive Network was not and the Company is not a party to this litigation, the Director Defendants have been and will be indemnified by the Company if and to the extent the Director Defendants are liable. Mr. Lockton also asserted a number of claims against AT&T Broadband & Internet Services and Gary S. Howard (the AT&T Defendants) and against attorney Joseph Cotchett. Mr. Lockton's complaint sought compensatory and punitive damages, as well as attorneys fees and costs. Although Mr. Lockton's complaint contains no specific prayer for an identified sum of monetary relief, he has indicated in his pleadings that he seeks damages in excess of $7,000,000. Mr. Lockton requested a jury trial. Please refer to Part II, "Item 1. Legal Proceedings" of this Report on Form 10-Q for additional information regarding the procedural status of the Lockton Matter. An adverse ruling in the Lockton Matter would potentially have a significant negative impact on our liquidity and capital resources.

         As noted in "--Current Operations" above, since April 1, 2002 we have secured a total of $575,000 of financing from Two Way TV Limited. During the quarter ended September 30, 2002, we borrowed a total of $200,000 from Two Way TV Limited, $150,000 of which was obtained pursuant to unsecured one-year loan that is convertible into shares of our Common Stock at a price of $0.12 per share and $50,000 of which was borrowed pursuant to an unsecured debt obligation that bears interest at the rate of 10%. Two Way TV Limited offered to loan us an additional $100,000, subject to our agreement to pledge our intellectual property to secure the entire loan balance and our ability to obtain certain waivers from the holders of the $1.625 million in notes issued by Interactive Network in June 2001. However, we were unable to meet these conditions and the offer of additional funding has now been withdrawn. On September 13, 2002, we borrowed $50,000 from Pyramid Partners LP (a client of Perkins Capital Management), an entity associated with one of our directors, Richard Perkins. We repaid this amount on September 26, 2002. We have received an informal offering of additional funding from certain note holders, subject to granting them a security interest with respect to all new capital loaned, as well as to some of the prior amounts loaned to us pursuant to the June 2001 notes, and meeting certain other conditions, however, we currently have no firm commitments for any additional financing and we may be unable to raise needed cash on terms acceptable to us if at all. If we grant a security interest to the providers of new financing, our failure to repay the note in a timely manner may result such parties foreclosing on their security interest in our assets upon a default if the note and accrued interest are not repaid when due.

         In July 2002, we settled an outstanding claim with Fish & Richardson related to their claim in the bankruptcy of Interactive Network. The resolution of this claim resulted in a payment to Fish & Richardson in the sum of $100,000 from the escrow account held pursuant to the Order of the Bankruptcy Court in the Interactive Network Bankruptcy proceeding, and the release of funds therefrom to Two Way TV in the sum of $193,000.

         We recently settled a dispute with one of our creditors, Merrill Corporation, which claimed $179,388 for services rendered to us. Prior to the filing of any action, on October 22, 2002, an agreement was reached with the creditor to settle the matter on mutually agreeable terms.

         As a combined result of our cost cutting measures and the unlawful detainer action brought against us by the landlord of our principal business office in Los Angeles, California in November 2002, we have volunteered to surrender the premises. We are negotiating with the landlord to voluntarily vacate the premises amd settle amounts due under the lease, and are in the process of searching for less expensive office premises.

         We believe that our current cash will not be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the remainder of 2002, and as noted above, have presently ceased all revenue generating operations. We are currently seeking to sell additional equity or debt securities. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to those accruing to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to secure additional financing required to support our activities by December 2002, we will most likely cease all operations.

         We have not been able to meet our ongoing trade obligations on a current basis, and as a result, certain of our creditors have filed or have threatened to file actions against us. See Part II, "Item 1. Legal Proceedings" for additional information regarding these certain of these claims which have been filed against us. We expect that other actions may be filed against us to recover amounts allegedly due from us. We may consider filing for protection with the United States Bankruptcy Court, depending on our efforts to work out payment plans with our creditors, locate additional financing, and the actions taken by our creditors.

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. Statement 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

OUR FINANCIAL CONDITION IS EXTREMELY WEAK AND WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

         Our operations have been dependent upon short-term borrowing from our stockholders and other funding resources. Our independent auditor's report on our consolidated financial statements for the year ended December 31, 2001 includes language reflecting that substantial doubt exists as to our ability to continue as a going concern. We have currently ceased all revenue generating operations. Our financial statements show an accumulated deficit of approximately $7.5 million. We expect to continue to incur net losses and negative cash flow for the foreseeable future and, unless we are able to resume operations and/or merge or affiliate with a business that generates revenue and obtain financing necessary to support these activities by December 2002, we will most likely be forced to cease all operations. Accordingly, any purchaser of our securities should be prepared to lose his entire investment.

IF WE ARE ABLE TO RAISE ADDITIONAL CAPITAL, SUCH CAPITAL MAY BE IN THE FORM OF CONVERTIBLE DEBT THAT WILL LIKELY BE SECURED AND ANY DEFAULT BY US COULD RESULT IN FORECLOSURE BY THE SECURED PARTIES.

         We believe that any party agreeing to extend credit to us to finance our operations will likely require such credit to be secured by our assets, including our intellectual property. In the event that we default under the terms of any agreements pursuant to which we are able to obtain such additional financing, the secured parties could foreclose on their security interests which would leave us unable to conduct our operations and would leave little or nothing to distribute to our shareholders in the event that we are required to liquidate our operations.

IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS, WE MAY BE FORCED TO CURTAIL ALL ACTIVITIES AND LIQUIDATE.

         We had approximately $153,000 in cash as of September 30, 2002. It is anticipated that our existing capital resources will not be sufficient to meet our cash requirements through December 2002 and that we will need to raise additional financing during that period. If we cannot raise or borrow the necessary additional funds on acceptable terms, we may not be able to operate our business as currently anticipated or develop or enhance our intellectual property, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

         If we raise additional capital through the issuance of equity securities or rights convertible into equity securities, the percentage ownership of our existing shareholders may decline, shareholders may experience dilution in net book value per share, or these equity securities or rights may have rights, preferences or privileges senior to those of the holders of our common stock. Any debt financing, if available, may involve covenants limiting or restricting our operations or future opportunities.

WE ARE IN DEFAULT OF THE CONVERTIBLE NOTES ISSUED BY INTERACTIVE NETWORK IN JUNE 2001, WHICH MAY PREVENT US FROM RESUMING OPERATIONS.

         In or about June 2001 Interactive Network raised $1.625 million from the issuance of one year notes with a note holder conversion option into common stock at $0.50. These notes were not converted by the note holders and fell due for repayment in or about June 2002. We have not made any payments to the note holders and the notes are therefore in default. Management is negotiating a potential extension of the maturity of these notes, however no agreement has been reached and we believe that certain note holders may commence legal action.

WE MAY BE FORCED TO SEEK PROTECTION UNDER APPLICABLE PROVISIONS OF THE FEDERAL BANKRUPTCY CODE IF WE ARE UNABLE TO MEET OUR ONGOING TRADE AND DEBT OBLIGATIONS WHICH MAY RESULT IN CERTAIN OF OUR INTELLECTUAL PROPERTY LICENSES BEING TERMINATED.

         In addition to our default on the June 2001 notes issued by Interactive Network, we have not been able to meet our ongoing trade obligations on a current basis, and as a result, certain creditors have filed actions against us and we expect that other creditors will file actions against us to recover amounts allegedly due from us. (Please refer to Part II, "Item 1. Legal Proceedings" of this Report on Form 10-Q for additional information regarding these claims.) We may be forced to consider filing for protection with the United States Bankruptcy Court, depending upon the success of our efforts to locate additional financing, negotiate payment plans with our creditors and the actions taken by our creditors. In the event that we file for bankruptcy protection, our licenses to use the intellectual property of Two Way TV Limited may be terminated and we may not be able to resume our revenue generating operations unless we are able to obtain licenses from third parties which may not be available to us on acceptable terms or at all.

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

IF WE RESUME OUR BUSINESS, OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

         If we resume our revenue generating activities, our quarterly results of operations may vary significantly for a variety of reasons, including the following:

         o        availability of adequate financing;
         o        timing of recognition of license fees;
         o timing of new product and technology introductions by us or Two Way TV Limited, or other licensees or competitors;
         o fluctuations in the level of sales by OEMs and other vendors of products incorporating our technology; and
         o        general economic conditions.

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

         We operate in an evolving and competitive industry of iTV games and enhanced television products, and we expect that competition will increase. Our primary competition comes from companies providing alternatives to the services enabled by our technology. Until a sufficient market develops for the digital set-top boxes enabled to run the full suite of our interactive television game applications, we may also face competition from companies developing and marketing standalone game products and services. In each of our business activities, we face or will face current or potential competition from competitors that may have significantly greater financial, manufacturing, marketing, sales and distribution resources and management expertise than we have.

         Many of our existing and potential competitors have longer operating histories, a larger customer base, greater name recognition and significantly greater financial, technical, sales and marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential customers. Moreover, many of the other companies operating in the iTV market have significant financial resources, which have enabled them in the past and may enable them in the future to make large strategic investments in our current and potential customers. Such investments may enable competitors to strengthen existing relationships or quickly establish new relationships with our current or potential customers. Investments such as these may discourage our potential or current customers who receive the investments from deploying our iTV games and enhanced television products, regardless of such customers views of the relative merits of our products and services.

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

IF WE RESUME OUR BUSINESS, OUR SUCCESS DEPENDS ON OUR ABILITY TO KEEP PACE WITH THE LATEST TECHNOLOGICAL CHANGES.

         We currently have ceased our revenue generating activities. If we resume these business activities, the market for iTV games and enhanced television products is characterized by evolving industry standards, rapid technological change and frequent new product introductions and enhancements. Our technology and intellectual property are designed to enable our customers to create interactive entertainment. Accordingly, our success will depend in large part upon our ability to adhere to and adapt our iTV games and enhanced television products to evolving industry-wide standards for iTV games and enhanced television products. Therefore, we will need to develop and introduce new products that meet changing customer requirements and emerging industry standards on a timely basis. In addition, we may:

         o Fail to design our current or future products to meet customer requirements;
         o Fail to develop and market products and services that respond to technological changes or evolving industry standards in a timely or cost-effective manner; and
         o Encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services.

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

INCREASING GOVERNMENT REGULATION COULD CAUSE DEMAND FOR OUR PRODUCTS AND SERVICES TO DECLINE SIGNIFICANTLY IF WE RESUME OUR OPERATIONS.

         We are subject not only to regulations applicable to businesses generally, but also laws and regulations that apply directly to the industry of iTV games and enhanced television products. Although there are currently few such laws and regulations, state, federal and foreign governments may adopt a number of these laws and regulations governing any of the following issues:

         o        user privacy;
         o        copyrights;
         o        consumer protection;
         o        the media distribution of specific material or content; and
         o the characteristics and quality of iTV games and enhanced television products and services.

         One or more states or provinces or the federal government could enact regulations aimed at companies, like us, which provide iTV games and enhanced television products. The likelihood of such regulations being enacted will increase as iTV becomes more pervasive and extends to more peoples daily lives. Any such legislation or regulation could dampen the growth of the industry of iTV games and enhanced television. If such a reduction in growth occurs, demand for our products and services will decline significantly.

THE ANTI-TAKEOVER PROVISIONS CONTAINED IN OUR CERTIFICATE OF INCORPORATION COULD DETER A CHANGE IN CONTROL.

         Some of the provisions of our certificate of incorporation may discourage attempts by other companies to acquire or merge with it, which could reduce the market value of our common stock. These provisions include:

         o the authorization of our board of directors to issue shares of undesignated preferred shares in one or more series without the specific approval of the holders of common shares;
         o the establishment of advance notice requirements for director nominations and actions to be taken at shareholder meetings; and
         o the requirement that two-thirds of the shareholders entitled to vote at a meeting are required to approve any change to some of the provisions of our certificate of incorporation.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         It is our policy not to enter into derivative financial instruments. Due to this policy, we did not have significant overall interest rate risk exposure at September 30, 2002.

FOREIGN CURRENCY RATE RISK

         We have no transactions in currencies other than United States dollars. We do not currently have any significant foreign currency exposure, and we do not expect to incur significant currency-related gains or losses in 2002. We did not engage in foreign currency hedging activities during the twelve months ended December 31, 2001 or the nine months ended September 30, 2002.


ITEM 4.           CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities so that we are able to record, process, summarize and disclose such information in the reports we file with the SEC within the time periods specified in the SEC's rules and forms.

         (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     LOCKTON MATTER

         On August 2, 1999, David B. Lockton filed a complaint for damages in the case entitled DAVID B. LOCKTON, ET AL. V. AT&T BROADBAND & INTERNET SERVICES, ET AL., currently pending in United States District Court for the Northern District of California. In his complaint, Mr. Lockton asserted several causes of action against Bruce W. Bauer, John J. Bohrer, Donald Graham, William Green, and William Groeneveld (the Director Defendants), in their capacities as directors of Interactive Network during the time that the actions on which Mr. Lockton's claims are based. Effective April 30, 2002, Interactive Network merged with the Company. Although Interactive Network was not and the Company is not a party to this litigation, the Director Defendants have been and will be indemnified by the Company if and to the extent the Director Defendants are liable. Mr. Lockton also asserted a number of claims against AT&T Broadband & Internet Services and Gary S. Howard (the AT&T Defendants) and against attorney Joseph Cotchett. Mr. Lockton's complaint sought compensatory and punitive damages, as well as attorneys fees and costs. Although Mr. Lockton's complaint contains no specific prayer for an identified sum of monetary relief, he has indicated in his pleadings that he seeks damages in excess of $7,000,000. Mr. Lockton requested a jury trial.

         On June 16, 2000, the court granted in part and denied in part the Director Defendants' motion to dismiss, dismissing Mr. Lockton's cause of action for breach of fiduciary duty. Thereafter, Mr. Lockton filed a first amended complaint, followed by the operative second amended complaint, asserting the following causes of action: (1) interference with contractual relations (first cause of action); (2) conspiracy to interfere with contractual relations (second cause of action); (3) intentional interference with prospective economic advantages (third cause of action); and (4) defamation (fourth cause of action) (against the Director Defendants only). The Director Defendants answered the second amended complaint on September 18, 2000.

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

         On January 7, 2002, the Court heard the Director Defendants' motion for summary judgment as to the single remaining claim, for defamation. The Court granted summary judgment in favor of defendants Green, Graham, and Groeneveld, and denied summary judgment for defendants Bauer and Bohrer. The court additionally set a status and trial setting conference for February 4, 2002.

         The named parties agreed to a mediation, which resulted in a handwritten and signed settlement agreement dated March 13, 2002, signed by some of the parties, to be followed by further documentation and execution of certain obligations by the parties thereto and by Two Way TV (US), Inc. Disagreements arose between the parties in attempting to draft and agree upon further documentation, and there was no execution of the obligations set forth in the mediation settlement. As a result, both Lockton and the Director Defendants filed pleadings with the District Court in July 2002 indicating that the settlement had failed and that the case should be restored to the civil active list, and set for trial. On August 1, 2002, the AT&T Defendants filed an opposition requesting the mediation settlement be enforced. On November 12, 2002, the AT&T Defendants filed a motion in District Court, set for hearing on December 18, 2002, to enforce the mediation settlement as to all parties, or in the alternative, that it be enforced as to the purported settlement between Lockton and the AT&T Defendants.

         In addition, Lockton has indicated his intention, contingent upon the reopening of the case, to file an amendment to his complaint to add the law firm of Morrison & Foerster and two of its partners as defendants in the case, and to file a motion for leave to file a motion to reconsider the District Court's prior rulings on summary judgment.

         The law firm of Kecker & Van Ness, counsel for the Director Defendants, has filed a motion to withdraw as counsel in the case, based upon claimed conflicts of interest and nonpayment of legal fees, which motion is set to be heard in the District Court on November 25, 2002.

     FISH & RICHARDSON MATTER

         In July 2002, we settled an outstanding claim of Fish & Richardson in the bankruptcy of Interactive Network. The resolution of this claim resulted in a payment to Fish & Richardson in the sum of $100,000 from the escrow account held pursuant to the Order of the Bankruptcy Court in the Interactive Network Bankruptcy proceeding, and the release of funds from the escrow account to Two Way TV in the sum of approximately $193,000.

     NATIONAL DATACAST MATTER

         On September 30, 2002, the District Court issued its Order and its Judgment, both entered on October 16, 2002, on the respective appeals of National Datacast, Inc. (NDI) and Two Way TV from the Bankruptcy Court Judgment. The District Court affirmed in part and reversed in part the Judgment of the Bankruptcy Court, and remanded the case to the Bankruptcy Court with instructions for further findings of fact and determinations. The previous Bankruptcy Court award of lost profits in favor of NDI and against Two Way TV in the sum of $3,916,667 was reversed and remanded by the District Court for further proceedings to determine whether NDI is entitled to lost profits, and if so, the amount of such lost profits. Other grounds for appeal raised by Two Way TV were denied by the District Court, and the cross appeal of NDI was denied by the District Court. In response to the Order and Judgment of the District Court, the Bankruptcy Court set a Status Conference for December 6, 2002, to determine how to proceed with the case in accordance with the District Court's rulings to adjudicate whether lost profits are recoverable, and if so, the amount of such lost profits. NDI filed a Notice of Appeal with the District Court on November 14, 2002.


     NTN MATTER

         We are continuing the litigation brought by Interactive Network against Networks North, Inc. (formerly NTN Communications Canada, Inc.) (NTN) in Canada for that company's alleged infringement of our patents. Discovery has been largely completed and the case is proceeding to trial, though no trial date has yet been set. On October 23, 2002, NTN filed a motion for additional security for costs, which is common under Canadian law to protect defendants' rights to recover attorneys fees and costs from the plaintiff in the event the defendant prevails in the case. We have previously posted security with the Court in Canada in the amounts of $10,000 (Canadian) (in 1998), plus an additional $30,000 (Canadian) (in 2000). The pending motion by NTN seeks to have an additional $289,976 (Canadian) posted by us in anticipation of trial costs. We have opposed this motion in Court and are seeking to have any increase reduced to a reasonable amount and have requested that any requirement to post increased security not become due until six months prior to the actual trial date, which has not yet been set. We expect the Court to rule on the motion in the near future. In the event that NTN prevails in its motion, in whole or in substantial part, we may not be able to post the amount of security for costs ordered, in which case we would risk a dismissal of our case along with a request by NTN for recovery of its fees and costs in the case to date.

     OTHER MATTERS

         On August 9, 2002, an action was filed against us by The Brenner Group, Inc. in Santa Clara Superior Court, case number CV 810174, for amounts purportedly due for accounting services in the sum of $18,132.94, plus costs of suit and attorneys fees incurred. We filed an Answer in September 2002 denying the material allegations of the Complaint, and the case is pending.

         The law firm of Winthrop & Weinstine, P.A. brought an action against Two Way TV in the State Court of Minnesota for the recovery of attorneys fees claimed in the sum of $289,720, plus interest thereon. The Complaint was served upon Two Way TV on October 8, 2002. Our response is due in State Court in Minnesota on November 21, 2002. Settlement negotiations are ongoing.

         An unlawful detainer action was served on Two Way TV on November 5, 2002 by 6300 Wilshire Associates, LLC, as Los Angeles Superior Court Case Number BC 284557, seeking possession of the Los Angeles offices which we currently occupy, rent and related expenses, and costs and fees claimed by the landlord under the applicable lease. In connection with and to secure the obligations under the lease, a letter of credit was posted by Two Way TV Limited in the sum of $93,177, which remains outstanding. The term of the lease extends through September of 2004, and the monthly rental thereunder is presently $12,226, increasing to $12,595 in the final year. We filed and served our Answer to the unlawful detainer action on November 12, 2002. Negotiations are currently pending in the case with the Plaintiff for a voluntary vacating of the premises.


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c) Recent Sales of Unregistered Securities

         We issued an unsecured loan to one of our shareholders, Two Way TV Limited, during the quarter ended September 30, 2002 in the amount of $150,000 that is convertible into shares of our Common Stock at a price of $0.12 per share. The loan is for a one year term. The loan balance is due and payable in September 2003. The Note was issued pursuant to Section 4(2) of the Securities Act. The loan proceeds were used fund our operations.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

         (a) In June 2001 Interactive Network raised $1.625 million from the issuance of one year notes with a conversion option at $0.50. These notes were not converted by the note holders and fell due for repayment in or about June 2002. We have not made any payments to the note holders and the notes are therefore in default. As of September 30, 2002, $199,529 in interest has accrued on these notes. Management is negotiating a potential extension of the maturity of these notes, however no agreement has been reached and we believe that it is likely that certain note holders may commence legal action.


ITEM 5.           OTHER INFORMATION.

         Effective October 23, 2002, Mr. Bruce W. Bauer was appointed as our new Chief Executive Officer and Chief Financial Officer following the resignation of Piers Wilson as our Chief Executive Officer, Secretary and Chief Financial Officer. It is expected that Mr. Wilson will continue in his role as a member of our Board of Directors through November 2002. Mr. Bauer served as Chairman and CEO of Interactive Network from June of 1998 through May 2002 when we completed our merger. Mr. Bauer has served as Chairman of our Board of Directors since the merger. Although no employment agreement has yet been finalized with Mr. Bauer, we anticipate Mr. Bauer will receive the salary of $155,000 per year, plus additional compensation in the form of "success fees" for transactions successfully closed, and will be granted two million fully-vested options to purchase shares of our Common Stock in consideration for his acceptance of these appointments.

         Mr. Robert Hesse joined our Board of Directors and was elected corporate Secretary in October 2002. Mr. Hesse was previously on the board of Interactive Network prior to the merger. Our Board currently consists of Mr. Bauer, Mr. Hesse, Richard Perkins of Perkins Capital and Piers Wilson and Mathew Timms, each of Two Way TV Limited.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits required to be filed by Item 601 of Regulation S-K:

      EXHIBIT
      NUMBER                           EXHIBIT DESCRIPTION
----------------  --------------------------------------------------------------

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

         3.2 Bylaws of Two Way TV (US), Inc., formerly TWIN Entertainment, Inc. (Incorporated by reference to our Report on Form 10-Q as filed with the Commission on August 27, 2002. File Number 333-70250).

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) REPORTS ON FORM 8-K:

         On July 12, 2002, we filed a Form 8-K/A, which amended our Report on Form 8-K filed on May 15, 2002, announcing our merger with Interactive Network, Inc. The Form 8-K/A attached pro forma financial statements for the merged company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 19, 2002.

                                               TWO WAY TV (US), INC.




                                               By:      /s/ Bruce W. Bauer
                                                  -----------------------------
                                                        Bruce W. Bauer
                                                  Chief Executive Officer and
                                                  Chief Financial Officer
                                                  (DULY AUTHORIZED OFFICER AND
                                                  PRINCIPAL FINANCIAL OFFICER)

                                 CERTIFICATIONS

I, Bruce W. Bauer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Two Way TV (US),
     Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 19, 2002

                                  /s/ Bruce W. Bauer
                                  ------------------
                                  Bruce W. Bauer
                                  President, Chief Executive Officer
                                  and Chief Financial Officer
                                  (PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL
                                   FINANCIAL OFFICER)

                                  EXHIBIT INDEX

         Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-Q:

      EXHIBIT
      NUMBER                           EXHIBIT DESCRIPTION
----------------  --------------------------------------------------------------

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

         3.2 Bylaws of Two Way TV (US), Inc., formerly TWIN Entertainment, Inc. (Incorporated by reference to our Report on Form 10-Q as filed with the Commission on August 27, 2002. File Number 333-70250).

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.